Form 10-Q/A
period 2009-09-30
ACCELERATED ACQUISITIONS IV INC
filed 2010-01-25
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #2

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

ITEM 4T.      Controls and Procedures

a.           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  It was determined that such controls and procedures were not effective because the Company failed to provide an evaluation of its disclosure controls and procedures in its originally filed Form 10-Q for the period ended September 30, 2009 in accordance with Item 307 of Regulation S-K. While the omission was an oversight, the Company recognizes that the failure to make the required disclosure could be indicative of an overall ineffectiveness in the Company’s disclosure controls and procedures in general.  As a result, the mere fact that the disclosure required by Item 307 was not made requires that the Company conclude that for the period reported such controls were not effective.

Remediation Measures.  The Company has now re-examined its disclosure controls and procedures to ensure that such examination is carried out on a going forward basis in the manner required by Rule 13a-15 and thereafter reported in accordance with Item 307.

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

Dated: January 22, 2010
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