Form 10-K
period 2010-12-31
ACCELERATED ACQUISITIONS IV INC
filed 2011-04-15
CIK 1444144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

 Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53392

ACCELERATED ACQUISITIONS IV, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1840 Gateway Drive, Suite 200
Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

122 Ocean Park Blvd. Suite 307
Santa Monica, CA
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes [  ] No

State issuer's revenues for its most recent fiscal year: $0.00

As of March 30, 2011, there is no applicable market value for the Company’s Common Stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock as of March 30, 2011.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2011, there were 5,000,000 shares outstanding owned by 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2010.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had a total of $116 in assets, comprised of cash.  The Company had $11,508 current liabilities as of December 31, 2010.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2010.

Year Ended December 31, 2010
Net Cash (Used in) Operating Activities	$(7,033)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$7033
Net Increase (Decrease) in Cash and Cash Equivalents	$-

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain.  There is no guarantee that the Company will ever commence operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the fiscal year ended December 31, 2010, the Company had a net loss of $5,990, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s required reports with the U.S. Securities and Exchange Commission.

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

/s/ Paritz & Co, PA
Paritz & Co, PA
Hackensack, New Jersey
March 30, 2010

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Accelerated Acquisitions IV, Inc.

I have audited the balance sheets of Accelerated Acquisitions IV, Inc. (a development stage company) as of December 31, 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the period April 29, 2008 (date of inception) through December 31, 2010. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Accelerated Acquisitions IV, Inc. (a development stage company) as of December 31, 2010, and the results of its operations and its cash flows for the period April 29, 2008 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
March 29, 2011

ACCELERATED ACQUISITIONS IV, INC.
A Development Stage Company
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS	(audited)	(audited)

CURRENT ASSETS:
Cash	$116	$120

TOTAL ASSETS	$116	$120

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$5,000	$4,442
Shareholder advances	8,755	1,726

TOTAL LIABILITIES	13,755	6,168

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	500	500

Additional paid-in capital	3,500	3,500
Deficit accumulated during the development stage	(17,639)	(10,048)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(13,639)	(6,048)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$116	$120

See accompanying notes to financial statements

ACCELERATED ACQUISITIONS IV, INC.
 (A Development Stage Company)
Statements of Operations (Unaudited)

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	April 28, 2008 (Inception) through December 31, 2010

Revenues	$-	$-	$-

Operating Expenses
General and administrative	7,591	6,792	17,639

Net Operating Expenses	7,591	6,792	17,639

Net Loss	$(7,591)	$(6,792)	$(17,639)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

See accompanying notes to financial statements.

ACCELERATED ACQUISITIONS IV, INC.
 (A Development Stage Company)
 STATEMENTS OF STOCKHOLDER’S DEFICIENCY

						Accumulated
	Preferred Stock		Common Stock		Additional	(Deficit)
						During the
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Stockholder’s Equity
BALANCE AT INCEPTION (APRIL 29, 2008)	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	3,500	-	4,000
Net (loss)	-	-	-	-	-	(3,256)	(3,256)
BALANCE AT DECEMBER 31, 2008	$-	$-	5,000,000	$500	$3,500	$(3,256)	$744
Net (loss)	$-	-	-	-	-	(6,792)	(6,792)
BALANCE AT DECEMBER 31, 2008	$-	$-	5,000,000	$500	$3,500	$(10,048)	$(6,048)
Net (loss)	-	-	-	-	-	(7,591)	(7,591)

BALANCE AT DECEMBER 31, 2010	-	-	5,000,000	$500	$3,500	$(17,639)	$(13,639)

 See accompanying notes to financial statements

 ACCELERATED ACQUISITIONS IV, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Fiscal Year ended December 31, 2010	For the Fiscal year ended December 31, 2009	For the Cumulative Period from Inception (April 29, 2008) through December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,591)	$(6,792)	$(17,639)
Increase (decrease) in accounts payable	558	3,186	5,000
Net cash used by operating activities	(7,033)	(3,606)	(12,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	4,000
Shareholder Advances	7,029	1,726	8,755
Net cash provided by financing activities	7,029	1,726	12,755

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4)	(1,880)	116

Cash and cash equivalents at beginning of period	120	2,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116	$120	$116

See accompanying notes to financial statements

 ACCELERATED ACQUISITIONS IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

(b)
Basis of Presentation:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)
Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has not emerged from the development stage, has not earned revenues, has recurring losses resulting in a significant accumulated deficit, has negative cash flows from operations, and has negative working capital at December 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

 ACCELERATED ACQUISITIONS IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)
Development Stage:

The Company has been in the development stage since its formation on April 29, 2008.  It has primarily engaged in raising capital to carry out its business plan, as described above. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its operating plan.  The Company's ability to eliminate operating losses and to generate positive cash flows in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

(e)
Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2010.

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
DECEMBER 31, 2010

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

Recently issued accounting pronouncements
In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

ACCELERATED ACQUISITIONS IV, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co, L.P., an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Paritz & Co., L.P. all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

/S/ Timothy J. Neher
Tiumothy J. Neher
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Timothy J. Neher	45	President, Secretary, Treasurer and director

 TimothyJ. Neher, has been the President, Secretary and sole director of the Company since its founding in April 2008. Mr. Neher is the founding partner of Accelerated Venture Partners, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc a private company since 2007 and Director of Internet Card Present a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies, Accelerated Acquisitions X, Inc., Accelerated Acquisitions XI, Inc., Accelerated Acquisitions XII, Inc., Accelerated Acquisitions XIII, Inc. and Accelerated Acquisitions XIV, Inc.  Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and CEO of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2010, all reports required to be filed were filed on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           The following table sets forth, as of March 30, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Accelerated Venture Partners, LLC. (1)	5,000,000		100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

Timothy J. Neher (3)	5,000,000	(2)	100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

All Officers and	5,000,000	(2)	100%
Directors as a group
(1 individual)
_______________

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

Certain Relationships and Related Rransactions

At December 31, 2010, certain shareholders of the Company had made advances to the Company in the aggregate amount of $8,758, which represents amounts loaned to the Company to pay the Company's operating expenses.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.C., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from inception (April 29, 2008) to December 31, 2010 (audited)

•	Statements of Stockholders’ Deficit from inception (April 29, 2008) to December 31, 2010 (audited)

•	Statement of Cash Flows for the years ended December 31, 2010 and 2009 and the period from inception (April 29, 2008) to December 31, 2010 (audited)

•	Notes to Financial Statements (audited)

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

Accelerated Acquisitions IV, Inc.
(Registrant)

By	/s/ Timothy Neher

Timothy Neher
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Date	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Timothy Neher

Timothy Neher
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Date	April 15, 2011