Form 10-Q
period 2011-03-31
ACCELERATED ACQUISITIONS IV INC
filed 2011-05-16
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53392

Accelerated Acquisitions IV, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2517763
 (I.R.S. Employer Identification Number)

1840 Gateway Drive Foster City, CA 94404
(Address of Principal Offices)

(650)-283-2653
(Issuer’s Telephone Number)

____________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2011.

Transitional Small Business Disclosure Format (Check one):Yes ☐No ☒

ACCELERATED ACQUISITIONS IV, INC.

- INDEX -

Accelerated Acquisitions IV, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$116	$116
Stock subscription receivable	-	-
Total Current Assets	116	116

TOTAL ASSETS	$116	$116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$5,000
Shareholder advances	-	8,755
Total Current Liabilities	-	13,755

TOTAL LIABILITIES	-	13,755

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
5,000,000 and 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	19,855	3,500
Accumulated deficit during development stage	(20,239)	(17,639)
Total Stockholders' Equity	116	(13,639)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116	$116

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions IV, Inc.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

			April 29, 2008
			(inception)
	Three Month Periods Ended		through
	March 31,		March 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

Revenues	-	-	-

EXPENSES
Operating Expenses
General and administrative	$2,600	$600	$20,239
Total operating expenses	2,600	600	20,239

NET LOSS	$(2,600)	$(600)	$(20,239)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions IV, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			April 29, 2008
			(inception)
	Three Month Periods Ended		through
	March 31,		March 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,600)	$(600)	$(20,239)
Adjustment to reconcile Net loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,000)	(4,442)	-
Net Cash Used In Operating Activities	(7,600)	(5,042)	(20,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	4,000
Shareholder debt, forgiven	16,355	-	16,355
Shareholder advances	(8,755)	5,042	-
Net Cash Provided by Financing Activities	7,600	5,042	20,355

Net increase (decrease) in cash and cash equivalents	-	-	116
Cash and cash equivalents, beginning of period	116	120	-
Cash and cash equivalents, end of period	$116	$120	$116

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through March 31, 2011
(unaudited)

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

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010 and the Company’s Registration Statement on Form 10. The  financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2011.

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

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through March 31, 2011
(unaudited)

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(d)	Development Stage

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

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at March 31,, 2011.

(f)	Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company has incurred a loss during the current period, therefore any potentially dilutive shares are excluded, as they would be anti-dilutive. The Company does not have any potentially dilutive instruments for this reporting period.

NOTE 2	-	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at March 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through March 31, 2011
(unaudited)

NOTE 3	-	RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $4,000.

The Company does not have employment contracts with its sole offer and director, who is the majority shareholder.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in additional business opportunities that become available.  A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary.  The Company does not have a funding commitment or any written agreement for our future required cash needs.

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of March 31, 2011, the debts, in the amount of $16,355 were forgiven by the shareholder.  This amount was accounted as an additional contribution to equity.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 4	-	INCOME TAXES

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

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through March 31, 2011
(unaudited)

NOTE 4	-	NCOME TAXES (continued)

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

	March 31, 2011	December 31, 2010
Gross deferred tax assets	7,300.	6,300.
Valuation allowance	(7,300)	(6,300)
Net deferred tax asset	—	—

As of December 31, 2010, the Company had a net operating loss carryforward of approximately $17,600, which will begin to in the tax year 2028.
Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31. 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through March 31, 2011
(unaudited)

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS: (continued)

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

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

Results of Operations

For the three months ending March 31, 2011, the Company had no revenues and incurred general and administrative expenses of $2600.

For the period from inception (April 29, 2008) through March 31, 2011, the Company had no activities that produced revenues from operations and had a net loss of $(20,239), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $116 and had current liabilities of $0 as of March 31, 2011.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through March 31, 2011

Operating activities	$(20,239)
Investing activities	-
Financing activities	$20,355

Net effect on cash	$116

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011
ACCELERATED ACQUISITIONS IV, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.