Form 10-Q
period 2011-06-30
ACCELERATED ACQUISITIONS IV INC
filed 2011-08-15
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2011.

Transitional Small Business Disclosure Format (Check one):Yes ☐ No ☑

ACCELERATED ACQUISITIONS IV, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of June 30, 2011(unaudited) and December 31, 2010	4

	Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2011 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2011 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Reserved and Removed)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS IV, INC.
A Development Stage Company
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$116	$116

TOTAL ASSETS	$116	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$-	$5,000
Shareholder advances	9,550	8,755

TOTAL LIABILITIES	$9,550	$13,755

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,500,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,050	500
Additional paid-in capital	20,005	3,500

Deficit accumulated during the development stage	(31,489)	(17,639)

TOTAL STOCKHOLDER’S DEFICIT	(9,434)	(13,639)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$116	$116

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV, INC.
 (A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three Months ended June 30		Six Months ended June 30,
	2011	2010	2011	2010	Cumulative from April 29, 2008 (Inception) to June 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	11,250	4,740	13,850	5,340	31,489

Net Loss	$(11,250)	$(4,740)	(13,850)	$(5,340)	$(31,489)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.00	$(.00	(.00	$(.00

Basic and diluted, weighted average shares outstanding	17,945,055	5, 000, 000	8,227,397	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			April 29, 2008
			(inception)
	For the Six Month Periods Ended		through
	June 30,		June 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,850)	$(5,340)	$(31,489)
Adjustment to reconcile Net Income to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,000)	(1,692)	-
Net Cash Provided by (Used in) Operating Activities	(18,850)	(7,032)	(31,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,700	-	5,700
Shareholder advances	17,150	7,032	25,905
Net Cash Provided by Financing Activites	18,850	7,032	31,605

Net increase (decrease) in cash and cash equivalents	-	-	116
Cash and cash equivalents, beginning of period	116	120	-
Cash and cash equivalents, end of period	$116	$120	$116

Supplemental Information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash transactions:
Debt forgiven by shareholder	$16,355	$-	$25,905

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008		$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.0001 per share	5,000,000	500	3,500		4,000
Net loss (audited)				(3,256)	(3,256)
Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744
Net loss (audited)				(6,792)	(6,792)
Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)
Net loss (audited)				(7,591)	(7,591)
Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)
Tender of shares by founder	(3,750,000)	(375)	375
Issuance of common stock under stock option granted to founder for consulting services	2,250,000	225	(225)
Issuance of common stock under subscription agreement with Synergistic Holdings, LLC.	17,000,000	1,700			1,700
Advance from Shareholder			16,355		16,355
Net Loss (unaudited)				(13,850)	(13,850)
Balance, June 30, 2011	20,500,000	$2050	$20,005	$(31,489)	$116

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through June 30, 2011
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

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through June 30, 2011
(unaudited)
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $116 cash equivalents at June 30, 2011.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through June 30, 2011
(unaudited)
NOTE 3 - RELATED PARTY TRANSACTION

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of June 30, 2011 the debts were in the amount of $9,550,.  In the quarter ending March 31, 2011, the shareholder forgave $16,355 of advanced fund, accounted as an additional contribution to equity.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

On June 16, 2011, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 2,250,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

Milestone 1 –	Company’s right of repurchase will lapse with respect to 80% of the shares upon securing $5 million in available cash from funding;

Milestone 2 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

Milestone 3 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 2);

and (b) cash compensation at a rate of $50,000 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless AAV receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

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

	June 30, 2011	December 31, 2010
Gross deferred tax assets	7,300.	6,300.
Valuation allowance	(7,300)	(6,300)
Net deferred tax asset	—	—

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

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June. 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the six months ending June 30, 2011, the Company had no revenues and incurred general and administrative expenses of $11,250.

For the period from inception (April 29, 2008) through June 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $(31,489), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

On June 13, 2011, Synergistic Holdings, LLC (“Purchaser”) agreed to acquire 17,000,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,750,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Synergistic Holdings, LLC owned 93.15% of the Company’s 18,250,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6.85% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company.

The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $116 and had current liabilities of $11,250 as of June 30, 2011.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through June 30, 2011

Operating activities	$(31,489)
Investing activities	-
Financing activities	$31,605

Net effect on cash	$116

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

ITEM  4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 13, 2011, Synergistic Holdings, LLC (“Purchaser”) agreed to acquire 17,000,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,750,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Synergistic Holdings, LLC owned 93.15% of the Company’s 18,250,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6.85% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

On June 16, 2011, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 2,250,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

Milestone 1 –	Company’s right of repurchase will lapse with respect to 80% of the shares upon securing $5 million in available cash from funding;

Milestone 2 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

Milestone 3 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 2);

and (b) cash compensation at a rate of $50,000 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless AAV receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31
Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATED ACQUISITIONS IV, INC.

Dated: August 15, 2011	By:	/s/ John Wallin
John Wallin
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document