Form 10-Q
period 2011-09-30
ACCELERATED ACQUISITIONS IV INC
filed 2011-11-14
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,505,000 shares of common stock, par value $.0001 per share, outstanding as of October 20, 2011.

Transitional Small Business Disclosure Format (Check one):Yes ☐ No ☑

ACCELERATED ACQUISITIONS IV, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2011(unaudited) and December 31, 2010	4

	Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2011 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2011 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Reserved and Removed)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS IV, INC.
A Development Stage Company
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$4,116	$116

TOTAL ASSETS	$4,116	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$-	$5,000
Shareholder advances	10,350	8,755

TOTAL LIABILITIES	$10,350	$13,755

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,505,000 and 5,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,051	500
Additional paid-in capital	30.004	3,500

Deficit accumulated during the development stage	(38.289)	(17,639)

TOTAL STOCKHOLDER’S DEFICIT	(6.234)	(13,639)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$4.116	$116

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV, INC.
 (A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three Months ended September 30		Nine Months ended September 30,
	2011	2010	2011	2010	Cumulative from April 29, 2008 (Inception) to June 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	6,800	2,375	20,650	7,715	38,289

Net Loss	$(6,800)	$(2,375)	(20,650)	$(7,715)	$(32,289)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.00)	$(.00)	(.00)	$(.00)

Basic and diluted, weighted average shares outstanding	20,502,527	5, 000, 000	12,134,877	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			April 29, 2008
			(inception)
	For the Nine Month Periods Ended		through
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,650)	$(7,115)	$(38,289)
Adjustment to reconcile net loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,000)	683	-
Net Cash Provided by (Used in) Operating Activities	(25,650)	(7,032)	(38,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	11,700	-	15,700
Shareholder advances	17,950	7,032	26,705
Net Cash Provided by Financing Activities	29,650	7,032	42,405

Net increase (decrease) in cash and cash equivalents	4,000	-	4,116
Cash and cash equivalents, beginning of period	116	120	-
Cash and cash equivalents, end of period	$4,116	$120	$4,116

Supplemental Information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash transactions:
Debt forgiven by shareholder	$16,355	$-	$25,905

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

			April 29, 2008
			(inception)
	For the Nine Month Periods Ended		through
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,650)	$(7,115)	$(38,289)
Adjustment to reconcile net loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,000)	683	-
Net Cash Provided by (Used in) Operating Activities	(25,650)	(7,032)	(38,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	11,700	-	15,700
Shareholder advances	17,950	7,032	26,705
Net Cash Provided by Financing Activities	29,650	7,032	42,405

Net increase (decrease) in cash and cash equivalents	4,000	-	4,116
Cash and cash equivalents, beginning of period	116	120	-
Cash and cash equivalents, end of period	$4,116	$120	$4,116

Supplemental Information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash transactions:
Debt forgiven by shareholder	$16,355	$-	$25,905

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through September 30, 2011
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

On October 18, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

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

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through September 30, 2011
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $116 cash equivalents at September 30, 2011.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
 April 29, 2008 (date of inception) through September 30, 2011
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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of September 30, 2011 the debts were in the amount of $9,550,.  In the quarter ending March 31, 2011, the shareholder forgave $16,355 of advanced fund, accounted as an additional contribution to equity.

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

	September 30, 2011	December 31, 2010
Gross deferred tax assets	$14,000.	$6,300.
Valuation allowance	(14,000)	(6,300)
Net deferred tax asset	$—	$—

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

NOTE 6 - SUBSEQUENT EVENTS

On October 18, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

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

Results of Operations

For the nine months ending September 30, 2011, the Company had no revenues and incurred general and administrative expenses of $20,650.

For the period from inception (April 29, 2008) through September 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $38,289, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $4,116 and had current liabilities of $10,350 as of September 30, 2011.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through September 30, 2011

Operating activities	$(38,289)
Investing activities	-
Financing activities	$42,405

Net effect on cash	$4,116

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

ITEM  4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.3	Amendment No. 1 to the Articles of Incorporation

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

ACCELERATED ACQUISITIONS IV, INC.

Dated: November 14, 2011	By:	/s/ John Wallin
John Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

3.3	Amendment No. 1 to the Articles of Incorporation

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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