Form 10-K
period 2011-12-31
ACCELERA INNOVATIONS, INC.
filed 2012-04-16
CIK 1444144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

 Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53392

ACCELERA INNOVATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1840 Gateway Drive, Suite 200
Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (650) 2832653

122 Ocean Park Blvd. Suite 307
Santa Monica, CA
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [X] No

    State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of February 21, 2012 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

    As of April 13, 2012 there were 20,549,975 shares of the registrant’s common stock outstanding.

PART I
ITEM 1.  BUSINESS

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” and other comparable terminology. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our operations, our ability to satisfy our obligations, our ability to raise capital as necessary, our ability to generate revenues and pay our operating expenses, our ability to consummate the acquisition of additional assets,  economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - "Risk Factors" as well as the risk factors described in our other filings with the Securities and Exchange Commission.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to update any of our forward-looking statements. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. “We,” “us,” “our,” the “Company,” Accelerated Acquisitions IV, Inc.,” and “Accelera” as used in this report refer to Accelera, Inc., a Delaware corporation..

None of the Company’s securities are registered for resale with the Securities and Exchange Commission. The outstanding shares of common stock may only be resold through registration under the Securities Act of 1933, or under an applicable exemption from registration.

From inception (April 29, 2008), Accelera Innovations, Inc. (formally known as Accelerated Acquisitions IV, Inc.) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company has since identified healthcare technology, obtained exclusive rights and is now a healthcare technology service provider.  We are no longer a blank check company.

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

Milestone 1 –	Company’s right of repurchase will lapse with respect to 80% of the shares upon securing $5 million in available cash from funding;

Milestone 2 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

Milestone 3 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestone 2);
and (b) cash compensation at a rate of $50,000 per month. The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless AAIV receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On August 22, 2011, Accelerated Acquisitions IV (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Synergistic Holdings, LLC (“Licensor”) the majority shareholder of the Company pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“CareNav”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which identifies and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to CareNav and any additions thereto—although the License includes the Company’s right to utilize such additions.

The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying development and commercialization expenses related to the CareNav. In addition, the Company is required to fund certain specified expenses related to the deployment of CareNav as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed:

If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.

Licensee may, at its option, terminate this Agreement at any time by doing the following:

By ceasing to use the CareNav technology facilitated by any Licensed Products in their entirety or by giving sixty (60) days prior written notice to Licensor of such cessation and of Licensee’s intent to terminate, and upon receipt of such notice, Licensor may immediately begin negotiations with other potential licensees and all other obligations of Licensee under this Agreement will continue to be in effect until the date of termination. By tendering payment of all accrued royalties and other payments due to Licensor as of the date of the notice of termination and evidencing to the Licensor that provision has been made for any prospective royalties and other payments to which Licensor may be entitled after the date of termination.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

OVERVIEW

Accelera Innovations, Inc. (“Accelera”), a Delaware corporation, is a healthcare service company will initially focus on its sole asset that was licensed to the Company by Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“CareNav”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which is intended to identifies and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

The principals of Licensor, including our CEO, John Wallin, acquired a controlling interest in the Company for the purpose of operating as a publicly-reporting company and determined that it is in their best interests to license the Licensor’s rights to the technology.  Licensor receives a benefit from the license of the technology to Licensee because the Company plans to finance further development and deployment of the technology and the Licensor will receive a 1% royalty of the Company’s business, the cornerstone of which is the technology, for the benefit of its shareholders.

Among individuals with chronic health conditions, the Company believes that simple lifestyle choices can greatly affect responsiveness to clinical care plans. Likewise, given the importance of self-management techniques in such patients, the delivery (availability/provision) of targeted, accurate information can significantly enhance the quality of care. Since patients with chronic conditions must rely on self-management efforts, arming these patients with as much information as possible can greatly impact the quality of care. An integrative healthcare approach is clearly recognized necessity component for optimal health promotion, disease prevention, and new treatments. The Company intends to offer proprietary Internet-based, technology that improves the functionality and performance of state-of-the-art healthcare services. We intend to offer a mature, developed product line Software-as-a-Service (SaaS) which solves a number of immediate problems in the patient-centric market by significantly increasing patient compliance for physicians and hospitals without costly specialized hardware to doctors, hospitals, insurance companies, and employers.

The Company intends to identifies patients with preventable, yet escalating associated costs, then directs intense online self-management services to improve the quality-of-life for the patient and deliver more effective health information. Patients are electronically triaged using the Center for Medicare and Medicaid (CMS) rule-set for disease management, as well as proprietary evidence-based disease management rules. These rules are based on clinical standards from major health organizations such as the American Diabetes Association and the American Heart Association. This will allows providers, as well as patients, to monitor care through targeted interventions. The technology platform will allow healthcare providers to anticipate patient care needs, motivate patient compliance, activate evidence-based standards of care, and improve efficiency.

CareNav links healthcare systems and evidence-based guidelines to identify gaps in care through technology products which are in direct response to the growing need in the U.S. to curb healthcare costs and deliver patient-centric services. A summation of a patient's diagnoses, medications, test results, upcoming lab tests, and physician recommendations are indexed to the latest health content, delivers the right information at the right time. By licensing the Company’s services, providers are intended to see a measurable increase in profitability demonstrated through a lower no-show rates, increased meaningful patient visits, and lower administrative costs at a price point that is acceptable to physicians.

The Company intends to offer physicians, hospitals, and other health care providers, as well as insurance carriers and employer groups the ability to upload health care data such as diagnosis, prescribed medications, prescribed laboratory test, lab results, and patient behavioral information to the patient portal. We then triage that data faster than any other system in the industry by stratifying it and feeding it into our TopNet engine, which can be customized against any given clinical rule set, including ones that can be custom-defined from the client.
Outside of major health plan initiatives, the Company intends be one of the few to offer patient-centric consumer tools directly from the physician office, hospital, and insurance company into the patient's home. This differentiated service of getting the timely healthcare data directly from the provider of that service and distributing it into an integrated care plan separates the Company from other personal information system providers.

The intended benefits of our solutions for our customers include:

•	Brings chronic patients into office for previously “un-mined” visits - less time in the office, more billable visits

•	Lowers administration costs through less invasive call-back system - email alerts, text messages, online alerts

•	Measurable outcomes

•	Connects to ePrescribing services to take advantage of additional reimbursements

•	Delivers to patients the expectations similar to online banking - “Immediate Access”

•	Gives patients quality health tools without the large overhead

•	Requires no Electronic Medical Record (EMR) system

Our business may not materialize in the event we are unable to execute on our plan described on this and the following pages.  The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that , if we do not raise a minimum of US $1,000,000 of additional funding by August 22, 2012, an additional $4,000,000 by August 22, 2013 and an additional $1,000,000 in funding by August 22, 2014 equaling the minimum funding requirement of $6,000,000 for the advancement of its licensed technology over the next three years it will lose its rights to the technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

Our current plans, predicated on raising $20,000,000 from the sale of 5,000,000 shares of common stock in 2012 and 2013 will allow the Company to meet the milestones and requirements of its Business Plan and avoid discontinuation of the license as the issuance of these securities could dilute existing shareholders. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $6,874,940 will be used for management, sales and marketing, $5,680,122 will be used for infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $20,000,000 estimated to be required.

Products

The Company intends to identify patients with preventable, yet escalating associated costs, then directs intense online self-management services to improve the quality-of-life for the patient and deliver more effective health information. This allows providers, as well as patients, to monitor gaps in care through targeted interventions. The technology platform allows healthcare providers to anticipate patient care needs, motivate patient compliance, activate evidence-based standards of care, and improve efficiency.
The Company Intends to offer the following services:

CareLink

After Visit Summary:

A summation of a patient's diagnosis, prescribed medications, test results, upcoming lab tests and procedures, and physician recommendations indexed to the latest evidence-based health content which delivers the right information at the right time.

Personal Health Record (PHR):

Integrated and pre-populated electronic record which allows patients and providers to coordinate care. The PHR has the ability to be exported, in part or in its entirety, to a third party of the patient’s choosing.

Permission/Export:

This feature allows for the ability to allow family members or other healthcare professionals the ability to access a patient PHR, After Visit Summaries and supporting content. This access can be controlled by the patient to allow segmented access which can have time limits, diagnosis & Rx parameters, or healthcare encounter checkpoints.

Condition-based Self-management Module:

Patients are delivered via the web self-management modules in the following areas:

•	Diabetes

•	Chronic obstructive pulmonary disease (COPD)

•	Coronary artery disease (CAD)

•	Asthma

•	Maternity

•	Medication compliance

•	Weight management

•	Smoking cessation

•	Pain management

•	Depression

These online modules allow patients to follow their doctor-prescribed clinical care plan and identify behavioral gaps that reduce adherence to this care plan.

PathFinder Products

These products are geared towards healthcare providers such as doctors, nurses, and hospitals. The PathFinder products are designed to work in conjunction with the CareLink products and cannot stand alone.

PathFinder

Health Messaging

Two-way patient/provider compliance messaging that enables all parties to securely communicate concerning targeted healthcare behaviors in a configurable management tool.

•	Rx re-order

•	drug-to-drug interactions

•	lab result notification

•	upcoming lab test notification

•	appointment reminders

•	out-of-compliance reminders

•	behavioral notifications

•	motivation and goal information
CaseIt - Case identification and stratification technology

Healthcare data inputs are assimilated to identify the care plan gaps with a data triage engine. CaseIT serves as the central data hub to integrate evidence-based rules such as Healthcare Effectiveness Data and Information Set (HEDIS) CMS rules, American Diabetes Association, and American Heart Association standards. .

Our CareLink and PathFinder products are anchored in the consumer-facing technology people expect and demand in all facets of their lives – from actionable online banking to 24/7 management of investment portfolios using real-time information.

CareLink and PathFinder:

•	Establish connections between patient and caregiver through a fully secure two-way Patient Portal, including After Visit Summaries, patient messaging and plan adherence alerts

•	Create Personal Health Records (PHR) to help caregivers and patients alike better coordinate care plans while allowing patients better control of information.

•
Present relevant patient and care plan information in easy-to-understand onscreen and printable displays for patients and triaged formatting for caregivers The information are based on various medical codes including diagnosis (ICD9), medications (NDC), and testing (CPT4), as well as proprietary behavioral markers

•	Encourage patient behavior modifications and improved healthcare self-management through readily accessible information and two-way Q&A service (partnering with Healthwise)

•
Allow greater involvement by family members and commissioned third parties who both demand information and can play integral roles in ensuring care plan adherence and behavior change by providing access to PHRs and the patient portal

•	Improve office efficiencies by addressing easily automated tasks
Fully meet accepted standards for patient care and messaging, including Centers for Medicare & Medicaid Services (CMS) and standardized health information technology protocols (HL7), as well as the clinical standards of major health organizations such as the American Diabetes Association and the American Heart Association.

Target Market Segment Strategy

In the current climate of managed care, technological advances, and multiple treatment breakthroughs, few doctors have the luxury of continuing to be all things to their patients. The demand on a healthcare practitioner's time, energy, and resources is at an all-time high. Doctors can no longer devote more than a few minutes at a time to each of their patients, and they simply cannot focus on the myriad of issues and details that affect their patients' lives, especially "lifestyle issues." This has left physicians in a mode of simply responding to and treating the presenting symptoms. These same healthcare providers are forced into a silo of practice that cannot take into consideration all of the influencing non-somatic issues that is driving the pathology of many chronic conditions. It has been clearly recognized that an integrative healthcare approach is necessary to accommodate health promotion, disease prevention, and new treatments. The use of healthcare data mining tools facilitates for healthcare providers the ability to serve information to those that need it, the patients, in a cheaper, faster, and more concise fashion.

Research shows that the simple choices that individuals make in their lifestyle, such as what to eat, how to respond to stress, whether or not to smoke cigarettes, how much to exercise, and the quality of an individual's relationship and social support, can have more positive benefit on the healthcare system than all the drugs and surgeries combined when it comes to the prevention or worsening of chronic medical conditions. Many in the healthcare industry support the value of using psychosocial measures in addition to medical interventions, instead of medical-only interventions, to help individuals change their behavior when there is the presence or risk of a chronic health condition.

As a result of this thinking, the landscape of healthcare within the United States is receptive to changes. While it is still in its infancy, this model of health and illness can revolutionize the approach to treating chronic care patients. Instead of the traditional medical model that is based on treating acute medical conditions, there is an emphasis to treat the most costly and preventable diseases: chronic conditions. Many of which can benefit from behavior change processes. To do so, it is necessary to employ a range of health practitioners, as well as health tools and interventions and integrate them into a system that serves the patient and all others representing the healthcare system.

Buying Patterns

Healthcare organizations have been earmarking funds to purchase service offerings such as CareNav’s. The U.S. government is also pushing down this path. The Bush Administration began a plan to ensure that most Americans have electronic health records within the next 10 years. The Obama administration has maintained this plan as well with the healthcare initiatives. The President believes that better health information technology is essential to his vision of a health care system that puts the needs and the values of the patient first and gives patients information they need to make clinical and economic decisions – in consultation with dedicated health care professionals.

Much of the knowledge transfer to the patients from the doctor gets lost between office visits which sparks poor patient adherence to doctors orders. For example, according to the American Heart Association, even when the proper drugs are prescribed at the time that patients with heart disease are discharged from the hospital, less than half of such patients take them consistently, reducing the lifesaving effect they could have in this at-risk population. Research indicates that drugs such as beta-blockers, drugs that lower cholesterol and other medication can extend the lives of patients with disease that affects their coronary arteries. Because coronary arteries nourish the heart muscle, they are critical in ensuring heart health. Taking drugs that reduce the action of disease that clogs these arteries can help people with heart disease live longer and make them less costly to manage. CareNav's patient portal not only identifies patients that are not compliant, it helps these patients to get back on track by addressing behavioral health barriers that effect medication adherence.

The electronic medical record software market offers to physicians a means to determine patient compliance but not a readily accessible means for patients to determine if they are compliant. The onus of the effort is still left in the hands of doctors and their office managers to actively manage these patients. It is worthy to note that EMR software has only a 10% penetration rate in physician practices but is growing at an exponential rate according to Healthcare Informatics (May, 2007). On the other hand, physicians are pushing towards more efficient practice management software packages as a means to curb costs but these services offer virtually no patient-integrated tools. This software focuses on the billing aspect of the doctor's office and little else.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have no issued patents or pending patent applications. In the future, we may file patent applications, but patents may not be issued with respect to these patent applications, or if patents are issued, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek and may be successfully challenged by third parties.

We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our solutions are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

Market Analysis Summary

While there are a number of companies focused on Personal Health Records that are backed by clinical data, there are no companies today that also incorporated a layer of disease management into an integrated tool that offers customized, personalized care plans and has in-depth reporting ability to providers. The Company intends on solving the problem of getting technical clinical data out of the healthcare system and makes it available to patients in a meaningful way so that they can manage their self-care. The vast majority of companies addressing lifestyle changes take on the guise of costly coaching in which a clinician reaches out to a patient. CareNav technology does not compete with these models.

The current market is expanding in the area of Personal Health Information Systems through partnering efforts with health plans and employer groups to feed archived health claims data into personal health records and identify potential disease management patients. Health plans such as Aetna, United Healthcare, and the Blue Cross Blue Shield organizations rely on claims data that can be 1 to 4 months old to make clinical decisions to incorporate a patient into their disease management efforts. For the newly diagnosed patient, this can lead to a large lag between information to the patient and a potential for rising health care costs associated with non-compliance. On the physician side of the equation, doctors are being increasingly pressured by managed care effects to decrease the amount of time spent with patients.

Much of the knowledge transfer to the patients from the doctor gets lost between office visits which sparks poor patient adherence to doctors orders. For example, according to the American Heart Association, even when the proper drugs are prescribed at the time that patients with heart disease are discharged from the hospital, less than half of such patients take them consistently, reducing the lifesaving effect they could have in this at-risk population. Research indicates that drugs such as beta-blockers, drugs that lower cholesterol and other medication can extend the lives of patients with disease that affects their coronary arteries. Because coronary arteries nourish the heart muscle, they are critical in ensuring heart health. Taking drugs that reduce the action of disease that clogs these arteries can help people with heart disease live longer and make them less costly to manage. CareNav's patient portal not only identifies patients that are not compliant, it helps these patients to get back on track by addressing behavioral health barriers that effect medication adherence.

The electronic medical record software market offers to physicians a means to determine patient compliance but not a readily accessible means for patients to determine if they are compliant. The onus of the effort is still left in the hands of doctors and their office managers to actively manage these patients. It is worthy to note that EMR software has only a 10% penetration rate in physician practices but is growing at an exponential rate according to Healthcare Informatics (May, 2007). On the other hand, physicians are pushing towards more efficient practice management software packages as a means to curb costs but these services offer virtually no patient-integrated tools. This software focuses on the billing aspect of the doctor's office and little else.

Outside of major health plan initiatives, CareNav technology will be one of the few to offer patient-centric, Internet-based consumer tools directly from the physician office. This differentiated service of getting the timely health care data directly from the provider of that service and distributing it into an integrated, personalized care plan separates CareNav from other web content providers. Instead of relying on archived claims information, CareNav takes the most up-to-date healthcare data available, triages it, and serves the most appropriate information to the patient which is recommended by the patient's physician. CareNav's physician tools services can "plug and play" with major EMR systems which include:

•	GE Centricity®

•	Lytec®

•	Meditech

•	Misys Vision™

•	Medical Manager™

•	NDCMedisoft™

•	IDX®, - Group Practice Management System (GPMS™)

•	Groupcast™

•	MedInformatix™

•	McKesson™ PracticePoint Manager™

•	Emdeon Intergy™

Health Plan Competitors

Kaiser Permanente has rolled out over the past 2 years an electronic medical record used by 100% of its physicians which offers a Patient Information Management System to all patients. It includes after visit summaries, patient messaging, and appointment scheduling. The system, while robust, is based only within the KP organization and is not portable for patients.

BlueCross/BlueShield Association has been rolling out personal health records with claims-history as the data feed since 2007. These products do not include integrated disease management services.

Electronic Medical Record Competitors

Overall, the major brands in the EMR space, McKesson, Emdeon, GE, Misys, NDC, & IDX focus on servicing the physician side of the equation and do not offer a robust patient tool set that allows patients and providers to connect in a meaningful way according to Healthcare Informatics (April, 2007).

Eclipsys is one of the leading EMR companies which offer large volumes of data generated by high-acuity care. They provide customized views so individual clinicians can find the data they need to make timely, accurate decisions. This service has limited patient view into the data. A recent step towards entering this space occurred when Eclipsys installed their EMR software at Sloan-Kettering Cancer Center to address the Joint Commission on Accreditation of healthcare Organizations (JCAHO) for hospital organizations to do a better job of patient supervision handoffs. But as of yet, the patient cannot see an online version of doctor recommended care.

Practice Management Competitors

Allscripts, eClinicalworks & Misys Health Care Systems focus their business on the practice side of the equation. Recently, these companies are bundling patient module which a patient logs onto the system to access patient data.

Recent Industry Developments

On February 17, 2009, President Barack Obama signed the American Recovery & Reinvestment Act (ARRA), otherwise known as the Stimulus Bill or Meaningful Use incentives, which provides financial incentives to physicians and hospitals that prove they have adopted and used Electronic Health Record (EHR) technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of EHRs reduces medical errors, improves clinical quality and leads to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients.

In addition to other components focused on economic stimulus, the ARRA law provides for what is expected to be almost $30 billion in funds supporting health information technology utilization. The total includes $2 billion in discretionary funds for supporting programs and an estimated $27 billion for incentives to be distributed through Medicare and Medicaid beginning in 2011 to ensure widespread adoption and use of interoperable healthcare IT systems, such as the EHR. Physicians who have not adopted certified EHR systems by 2014 will have their Medicare reimbursements reduced by up to 5 percent beginning in 2015. Hospitals that do not successfully demonstrate meaningful use in 2015 and beyond will have a payment adjustment in their Medicare reimbursement.

With the Meaningful Use incentives, the Centers for Medicare and Medicaid Services (CMS) will pay physicians up to $44,000 or $64,000 (depending which program they participate in) over five years, beginning in 2011, for deploying and using a certified EHR to care for patients. Hospital incentives under ARRA are tied to several factors but begin with a base payment of $2 million. The law is expected to ignite significant job growth in the information technology sector and, according to a Congressional Budget Office review of the law's impact, drive up to 90 percent of US physicians to adopt EHRs in the next decade.

GOVERNMENT REGULATIONS

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

ITEM 1A.  RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Current Report on Form 8-K, as well as elsewhere in our SEC filings before you decide to purchase our securities. Independent of the risk factors we list, you should further be aware that none of the Company’s securities are registered for resale with the Securities and Exchange Commission, so they can only be purchased under an applicable exemption from registration or if the Company registers the securities under the Securities Act of 1933. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated December 31, 2011, our independent auditors stated that our financial statements for the period from inception April 29, 2008 through December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed April 29, 2008 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

The absence of any significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to promote and sell our services. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will the Company may not operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

Our business strategy may not  be successful and we may not successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We are a development stage company and are substantially dependent on a third party

The Company is a development stage Company and is currently substantially dependent upon technology licensed from Synergistic Holdings, LLC moreover, since demand for our Synergistic Holdings, LLC technology acquired has not, to the Company’s knowledge, been effectively addressed by others on a global basis, Management believes, but cannot assure, that it has an opportunity and both the capability and experience to be successful in its endeavor to generate revenues in its target markets.

We have no profitable operating history and May Never Achieve Profitability

From inception (April 29, 2008) through December 31, 2011, the Company has an accumulated deficiency during the development stage of $176,081notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $6 million for the advancement of its licensed technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $20,000,000 in 2011 and 2012 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $6,874,940 will be used for management, sales and marketing, $5,680,122 will be used for infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $20,000,000 estimated to be required.

The Company’s Management and its advisors lack meaningful experience in the marketing of the Licensed Technology

In view of the fact that the marketing of the Company’s licensed technology the technology is new and there are no known comparable models in the market, the Company lacks the specific experience to implement its Business Plan. While the Company will seek to obtain resources which will support its marketing activities, there is no assurance that this lack of experience will not negatively affect the Company’s implementation of its Business Plan and prospects for growth and ultimate success.

Dependence on our Management, without whose services Company business operations could cease.

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our officers and directors devote limited time to the Company’s business and are engaged in other business activities

At this time, three officers devote their full-time attention to the Company’s business. Based upon the growth of the business, we would intend to employ additional management and staff. With only three fulltime devoted officers and directors the Company’s business could adversely affect the Company’s business operations and prospects for the future. Without a full-time devoted management team, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership.

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2011. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely affect our operations

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our success is substantially dependent on general economic conditions and business trends, particularly in healthcare, a downturn of which could adversely affect our operations

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers and their continued willingness to work with us in the future. An overall decline in the demand for technology could cause a reduction in our sales and the Company could face a situation where it never achieve sales and thereby be forced to cease operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with three full-time employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Anti-takeover effects of certain provisions of Delaware State law hinder a potential takeover of Accelera Innovations, Inc.

We may be subject to Section 203 of the DGCL, an anti-takeover statute. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, unless the business combination or the acquisition of shares that resulted in a stockholder becoming an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

For purposes of Delaware law, an “interested stockholder” is any person who that (i) is the owner of 15% or more of the outstanding voting stock of the corporation, or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder, and the affiliates and associates of such person; provided, however, that the term "interested stockholder" shall not include (x) any person who (A) owned shares in excess of the 15% limitation set forth herein as of, or acquired such shares pursuant to a tender offer commenced prior to, December 23, 1987, or pursuant to an exchange offer announced prior to the aforesaid date and commenced within 90 days thereafter and either (I) continued to own shares in excess of such 15% limitation or would have but for action by the corporation or (II) is an affiliate or associate of the corporation and so continued (or so would have continued but for action by the corporation) to be the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such a person is an interested stockholder or (B) acquired said shares from a person described in item (A) of this paragraph by gift, inheritance or in a transaction in which no consideration was exchanged; or (y) any person whose ownership of shares in excess of the 15% limitation set forth herein is the result of action taken solely by the corporation; provided that such person shall be an interested stockholder if thereafter such person acquires additional shares of voting stock of the corporation, except as a result of further corporate action not caused, directly or indirectly, by such person. For the purpose of determining whether a person is an interested stockholder, the voting stock of the corporation deemed to be outstanding shall include stock deemed to be owned by the person through (i) Beneficially owns such stock, directly or indirectly; or (ii) Has (A) the right to acquire such stock (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; provided, however, that a person shall not be deemed the owner of stock tendered pursuant to a tender or exchange offer made by such person or any of such person's affiliates or associates until such tendered stock is accepted for purchase or exchange; or (B) the right to vote such stock pursuant to any agreement, arrangement or understanding; provided, however, that a person shall not be deemed the owner of any stock because of such person's right to vote such stock if the agreement, arrangement or understanding to vote such stock arises solely from a revocable proxy or consent given in response to a proxy or consent solicitation made to 10 or more persons; or (iii) Has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting, or disposing of such stock with any other person that beneficially owns, or whose affiliates or associates beneficially own, directly or indirectly, such stock.

The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of Accelera Innovations Inc. from doing so if it cannot obtain the approval of our board of directors.

We incur costs associated with SEC reporting compliance.

We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorney’s fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2011, 20,539,975 shares of common stock were issued and outstanding.  We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by the Company may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Because there is no escrow, trust or similar account, the offering proceeds could be seized by creditors or by a trustee in bankruptcy, in which case investors would lose their entire investment.

Any funds that we raise from our offering of 5,000,000 shares of common stock will be immediately available for our use and will not be returned to investors. We do not have any arrangements to place the funds received from our offering of 5,000,000 shares of common stock in an escrow, trust or similar account.  Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws.  If a creditor sues us and obtains a judgment against us, the creditor could garnish the bank account and take possession of the subscription funds.  As such, it is possible that a creditor could attach your subscription funds which could preclude or delay the return of money to you.  If that happens, you will lose your investment and your funds will be used to pay creditors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired.  Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our common stock will be listed for trading.

The Company’s stock has not been approved for trading on the OTCBB or any other exchange and the Company has not contacted any market makers about applying on behalf of the Company. Therefore, there has not been any established trading market for our common stock and there is currently no market for our securities. Even if we are ultimately approved for trading on the OTC Bulletin Board (“OTCBB”), there can be no assurance as the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, (if ever) in our common

Our common stock is subject to the Penny Stock Regulations

Once it commences trading (if ever) our common stock will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no “market price” and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and may in the future be subject to price volatility unrelated to our operations

Our common stock has no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock (if and when a market price is established) and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATED TO OUR INDUSTRY

If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians and hospitals will integrate our products and services into their workflow or that participate in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and results of operations will be adversely affected.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector and also counter the effects of the current economic situation, including expenditures to stimulate business and accelerate the adoption and utilization of health care technology, we cannot assure you that we will receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH, under the American Recovery and Reinvestment Act of 2009 (ARRA) authorizes what is expected to be up to almost $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that any of the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that Congress will repeal or not fund HITECH or otherwise amend it in a manner that would be unfavorable to our business.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Our principal existing competitors in the physician healthcare information systems and services market include Aprima Medical Software (formerly iMedica Corporation), athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon Business Services LLC, Epic Systems Corporation, General Electric Company, McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Cerner Corporation, eDischarge, Epic Systems Corporation, General Electric Company, Maxsys Ltd., McKesson Corporation, MedHost, Meditech, Midas+, Picis, ProviderLink, Quadramed, Siemens AG and WellSoft.
There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

It is difficult to predict the sales cycle and implementation schedule for our software solutions.

The duration of the sales cycle and implementation schedule for our software solutions depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations. If customers take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which would adversely affect our business, financial condition and results of operations.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers' requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers' requirements.

Competition for our employees could be intense, and we may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to provide high-quality services to our clients depends in large part upon our employees' experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and health information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we intend to invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our services could diminish, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We cannot assure you that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the health information technology market is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers' requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business could suffer.

Our business depends in part on and will continue to depend in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must establish strategic relationships with leaders in a number of healthcare and health information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

•	extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;

•	develop and deploy new products and services;

•	further enhance the Allscripts brand; and

•	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We will depend, in part, on our strategic partners' ability to generate increased acceptance and use of our products and services. If we fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations.

If our products fail to perform properly due to errors or similar problems, our business could suffer.

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial releases;

•	product liability claims;

•	delays in or loss of market acceptance of our solutions;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.
Furthermore, our customers might use our software together with products from other companies or those that they have developed internally. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. We generally do not have any patents on our technology. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. Nonetheless, in some instances, third parties may have access to source-code versions of software. Furthermore, our use and distribution of open source software and modules in connection with our business also presents risks. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. We cannot be certain that, under the terms of those licenses, our software will not become publicly available or that we will be found to be in material compliance with such agreements. We cannot assure you that the steps we have taken have and will continue to prevent misappropriation of our technology and misappropriations of our intellectual property have occurred in the past. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management's time and attention as a result and an adverse decision could have a negative impact on our business.

If we are deemed to infringe, misappropriate or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We are and may continue to be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our applications' functionality overlaps with competitive products and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. We do not believe that we have infringed or are infringing on any valid or enforceable proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement, misappropriation or claims alleging intellectual property violations will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our clients at significant expense.

If our content and service providers fail to perform adequately, or to comply with laws, regulations or contractual covenants, our reputation and our business, financial condition and results of operations could be adversely affected.

We will depend on independent content and service providers for communications and information services and for many of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers and the hosting of our applications. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our customers and damage our reputation. This would adversely affect our business, financial condition and results of operations. In addition, we may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.
We also rely on independent content providers for the majority of the clinical, educational and other healthcare information that we provide. In addition, we depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. If these parties fail to develop and maintain high quality, attractive content, the value of our brand and our business, financial condition and results of operations could be impaired.

We may be liable for use of content we provide.

We intend to provide content for use by healthcare providers in treating patients. Third-party contractors provide us with most of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we intend to have product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

Our business relies on electronic transmission of confidential patient and other information. We believe that any well-publicized compromise of our network security or a misappropriation of patient information or other data would adversely affect our reputation and would require us to devote significant financial and other resources to alleviate such problems. In addition, our existing or potential customers could be deterred from using our products and services, and we could be subject to liability and regulatory action. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information, such as patient records or credit information.

If we are forced to reduce our prices, our business, financial condition and results of operations could suffer.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, group purchasing arrangements made through government programs such as the Regional Extension Centers, and government action affecting reimbursement levels affecting physicians, hospitals, home health professionals or any combination thereof under Medicare, Medicaid and other government health programs. Our customers and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations would be adversely affected. In addition, because cash from sales will fund some of our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise need.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all.

Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
Most of our third-party licenses will be non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we might not be able to modify or adapt our own solutions.

The Health Information Technology for Economic and Clinical Health Act (HITECH) is resulting in new business imperatives, and failure to provide our clients with health information technology systems that are "certified" under HITECH could result in breach of some client obligations and put us at a competitive disadvantage.

HITECH, which is part of the American Recovery and Reinvestment Act of 2009 (ARRA), provides financial incentives for hospitals and doctors that demonstrate that they are "meaningful electronic health record users," and mandates use of health information technology systems that are "certified" according to technical standards developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. HITECH can adversely affect our business in at least three ways. First, we have invested and continue to invest in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve (the full Stage 2 requirements, for instance, are still in their early stages). Second, recently signed customers and new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the "meaningful use" and other requirements of HITECH, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Third, if for some reason we are not able to comply with these HITECH standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of other electronic health record vendors who have complied.

Changes in interoperability standards applicable to our software could require us to incur substantial additional development costs.

Our potential clients and the industry leaders enacting regulatory requirements are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party health IT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs. The Certification Commission for Health Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the health IT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information.

National standards and procedures under HIPAA include the "Standards for Electronic Transactions and Code Sets" (the Transaction Standards); the "Security Standards" (the Security Standards); and the "Standards for Privacy of Individually Identifiable Health Information" (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified "Health Care Transactions" conducted electronically. The Security Standards require the adoption of specified types of security for certain patient identifiable health information (called Protected Health Information). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as "health plans," "health care providers, "and "health care clearinghouses." We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a "group health plan" for the benefit of our employees. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA and HITECH. For our operating functions, we believe that we are a hybrid entity, with both covered and non-covered functions under HIPAA. The Payerpath portion of our business qualifies as a health care clearinghouse when it files electronic health care claims on behalf of health care providers that are subject to HIPAA and HITECH and we have instituted policies and procedures to comply with HIPAA and HITECH in that role. With respect to our other business functions, we do not believe we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called "Business Associates." Covered Entities must have a written "Business Associate Agreement" with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers.

For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA or HITECH on our business and operations. In the event that the HIPAA or HITECH standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing (ePrescribing), which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of ePrescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association (DEA) in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final "E-Prescribing and the Prescription Drug Program" regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA's Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA's Prescription Drug Benefit. Other rules governing ePrescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is known as the Physician Quality Reporting Initiative (PQRI). Eligible professionals do not need to participate in PQRI to participate in the ePrescribing Incentive Program, and both programs remain in effect in 2011 assuming compliance with certain requirements. To the extent that these new initiatives and regulations foster the accelerated adoption of ePrescribing and the Company is in the ePrescribing space, our business benefits from these incentive programs. But, HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRA programs have in spurring greater adoption of ePrescribing or other health information technology. Moreover, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products could be affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also are subject, as discussed above, to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides electronic health record systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers' compliance with these laws. Because this is a topic of increasing state and federal regulation, we continue to monitor legislative and regulatory developments that might affect our business practices as they relate to electronic health record systems, revenue cycle management systems, ePrescribing and others. We cannot predict the content or effect of possible future regulation on our business practices.

Claims Transmission. Our system could electronically transmits claims for prescription medications dispensed by physicians to patients' payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We intend to have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers' HIPAA compliance obligations. Furthermore, to the extent that there is some type of security breach, it could have a material adverse effect on our business.

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. On February 15, 2011, the U.S. Food and Drug Administration (FDA) issued a final rule classifying Medical Device Data Systems from Class III to Class I medical devices under the Federal Food, Drug, and Cosmetic Act. We will evaluate what effect, if any, the rule has on our products. To the extent that any of our products meet the definition of a Medical Device Data System, we, as a manufacturer of such products, would be required to register and list our products with the FDA. In addition, Medical Device Data System products would be subject to the Federal Food, Drug, and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse event reporting. The FDA can impose extensive requirements governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business. The FDA may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires these data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls. The FDA can impose extensive requirements governing pre- and post-market conditions like approval, labeling and manufacturing.

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) ("PPACA") and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the "Reconciliation Act"), which amends the PPACA (collectively the "Health Reform Laws"), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact by implementing reimbursement programs that reward providers for patient-centered, health IT-dependent activities (e.g., Accountable Care Organizations), for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as the VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

Our business strategy includes expansion into markets outside North America, which will require increased expenditures and if our international operations are not successfully implemented, such expansion may cause our operating results and reputation to suffer.

We intend on working to expand operations in markets outside North America. There is no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only in the United States. We may not generate sufficient revenues from international business to cover these expenses. The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements and standards, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these requirements and risks may preclude us from operating in some markets.

Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Eclipsys of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators.

Foreign operations present certain additional risks, including:

•	the general economic and political conditions existing in those countries;

•	difficulties in staffing and managing our foreign offices, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	longer payment cycles; and

•	greater difficulties in accounts receivable collection.
.
ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 20511 Abbey Drive, Frankfort, Illinois 60423. The Company’s telephone number is 650-283-2653.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of December 31, 2011, there were thirty five (35) holders of record of our common stock and a total of 20,539.975 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

To date, Accelera has not paid any dividends. Accelera does not intend to pay dividends in the foreseeable future, as the Company plans to retain its funds for operating purposes.

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011.
None

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion includes forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made which are not purely historical are forward-looking, and are based upon current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated or implied in these forward-looking statements as a result of a number of factors, including those set forth In Item 1A -“Risk Factors” of this Annual Report on Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operation

The Company licensed all right to CareNav on which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which identifies and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

Among individuals with chronic health conditions, simple lifestyle choices can greatly affect responsiveness to clinical care plans. Likewise, given the importance of self-management techniques in such patients, the delivery (availability/provision) of targeted, accurate information can significantly enhance the quality of care. Since patients with chronic conditions must rely on self-management efforts, arming these patients with as much information as possible can greatly impact the quality of care. An integrative healthcare approach is clearly recognized necessity component for optimal health promotion, disease prevention, and new treatments. The Company intends to offer proprietary Internet-based, technology that improves the functionality and performance of state-of-the-art healthcare services. We intend to offer a mature, developed product line Software-as-a-Service (SaaS) which solves a number of immediate problems in the patient-centric market by significantly increasing patient compliance for physicians and hospitals without costly specialized hardware to doctors, hospitals, insurance companies, and employers.

We intend to move clinical data and personal health information, which tends to be unavailable to patients, and allows it to be accessible to patients. This data, along with the CareNav tools will offer patients a method to make effective health decisions and follow clinical care plans. Using our underlying software architecture of TopNet Topical Network, complicated healthcare data can be effectively organized. This system is anticipated to deliver relevant information quickly and efficiently. It makes use of a multi-dimensional data warehouse architecture that can ingest data formats into a well-organized data structure designed specifically to communicate to our technology assets. It makes use of the Health Insurance Portability and Accountability Act (HIPAA) compliant security.

On August 22, 2011, Accelerated Acquisitions IV (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Synergistic Holdings, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“CareNav”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which identifies and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to CareNav and any additions thereto—although the License includes the Company’s right to utilize such additions.

The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying development and commercialization expenses related to CareNav. In addition, the Company is required to fund certain specified expenses related to the deployment of CareNav as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed:
If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.

Licensee may, at its option, terminate this Agreement at any time by doing the following:

By ceasing to use the CareNav technology facilitated by any Licensed Products in their entirety or by giving sixty (60) days prior written notice to Licensor of such cessation and of Licensee’s intent to terminate, and upon receipt of such notice, Licensor may immediately begin negotiations with other potential licensees and all other obligations of Licensee under this Agreement will continue to be in effect until the date of termination. By tendering payment of all accrued royalties and other payments due to Licensor as of the date of the notice of termination and evidencing to the Licensor that provision has been made for any prospective royalties and other payments to which Licensor may be entitled after the date of termination.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

The Company is an emerging growth company that has licensed technology to entry into a unique business of providing Software-as-a-Service (SaaS) that is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. The Company intends to solve a number of immediate problems in the patient-centric market by significantly increasing patient compliance for physicians and hospitals without costly specialized hardware for insurance companies, doctors, hospitals, and employers.

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $6 million for the advancement of its technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $20,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. The Company therefore intends to raise an aggregate of $20 million in 2012 and 2013, the proceeds of which would be utilized as follows:

Management, Business Development and related expenses:

Management (1)	$2,479,177

Business Development (2)	$4,395,763

Infustructure and Software expenditures:

Infustructure	$3,479,922

Software	$2,200,200

Other expenditures:

Advertising and Public Relations	$879,056

Rent and other payables	$943,352

Finance closing cost, legal, accounting	$2,595,570

Increase in Working Capital	$3,026,960

Total Use of Proceeds	$20,000,000
_______________________
(1) Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (6) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(2) Compensation for an estimated domestic and international marketing staff ramping up to 16 full-time-equivalent (FTE) business development (marketing) employees over a two-year time frame. Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes. This also includes the marketing cost.

We expect to use the proceeds from this offering, in order of priority, for the deployment of our technology into new metropolitan markets with an estimated expenditure of approximately $13 million through December 31, 2012, and approximately $7 million through December 31, 2013 for general corporate purposes, for which proceeds we have an estimated plan. The principal purposes of this offering are to obtain additional capital, to create a public market for our common stock, facilitate future access to public equity markets, increase awareness of our company among potential customers, expand into new metropolitan markets, broaden our scope of care, and improve our competitive position. In addition, we reserve the right to change the use of proceeds as a result of the occurrence of certain contingencies or opportunities, as they may present themselves, such as the acceleration of our expansion beyond our current plans, the opportunity to acquire equipment, technologies or businesses on favorable terms, to conduct additional marketing and sales activities, and other activities we deem advantageous to our business, although we currently have no commitment or agreements relating to any of these types of transactions or activities. If such opportunities occur, we may use some or all of the remaining net proceeds to pursue such opportunities. We believe that the net proceeds from this offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements.

While we have estimated the particular uses for the net proceeds to be received upon the completion of this offering, we cannot specify these uses with certainty. Accordingly, our management will have broad discretion in the application of the net proceeds, and investors will be relying on the judgment of our management regarding the application of the proceeds of this offering. Pending use as described above and any remaining net proceeds, we plan to invest the net proceeds in a variety of capital preservation instruments, including short-term, interest bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of these net proceeds is capital preservation and liquidity so that such funds are readily available to fund the development and expansion of our business.

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for the distribution of technology and achieve its Business Plan, it’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $20,000,000 estimated to be required.

Going Concern

Because we only had $5,874 in cash at December 31, 2011, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2011 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the technology which we have recently licensed from Synergetic Holding, LLC , and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on April 28, 2008, and have incurred expenses of approximately $176,081through December 31, 2011. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended December 31, 2011. In addition, we expect to incur research and development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of only $5,874. There were no other assets. We have an accumulated deficit during our development stage and no means to pay liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $400,000 is due to AVP upon our securing $5 million in available cash from funding, and an additional $400,000 is due upon our securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $50,000 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $1,200,000 unless we receive an amount of funding in excess of $10 million. If we receive equity or debt financing that is an amount less than $5 million, in between $5 million and $10 million, or greater than $10 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $6 million for the advancement of its technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $20,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

We plan to measure our future liquidity primarily by the cash and working capital available to fund our operations, if we are ever able to raise capital. To date we have not raised any capital and, accordingly, do not have any capital available to fund our operations, as stated above. We will not be able to commercialize our products and services without additional capital. We are evaluating various means of raising our initial capital, including through the sale of equity securities, licensing agreements or other means. We expect to incur losses for at least several years into the future as we develop and deploy our products and services and we are unable to estimate when, if ever, we will receive revenue or have a positive cash flow.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to our financial statements. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we do not believe any specific accounting policies have required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, as described above. If we succeed in securing additional financing and commencing research and development activities, we expect the preparation of our financial statements will require a greater number of estimates and more significant judgment. We currently believe the following critical accounting policies will require significant judgments and estimates in the preparation of our future financial statements.

Stock-Based Compensation

We plan to account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value will be recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock option, generally four years for employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Accelera in particular, our stock has never traded and therefore it will be difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in any of the assumptions required to estimate the fair value, particularly the estimated value of the underlying stock and the estimated volatility, as well as the estimated term of the options, can materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock options, and these expenses are not adjusted to the actual amounts, if any, realized by the stock option recipients. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Revenue recognition

While we do not expect to have any products ready for commercial sale, if at all, we may enter into contractual arrangements with other entities that provides us with revenue before our products are deployed. Under such contractual arrangements, if we succeed in entering into any, we plan to recognize revenues when our performance requirements have been fulfilled, the amount of revenue is fixed and determinable, and collection is reasonably assured.

Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when we fulfill the development milestone requirements and collection is assured. We expect that future royalty revenue, if any, would be recorded when payments are received, since we do not expect that we will be able to reasonably estimate the sales upon which the royalties are based.

If we enter into revenue arrangements with multiple components, we expect to divide the components into separate units of accounting. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Research and Development Expenses

If the Company is successful in raising additional capital, the Company expects to incur research and development costs which will be expensed as incurred. Research and development costs may include further development of the technology and software, trial costs, development and manufacturing costs, payments to clinical and contract research organizations, compensation expenses for heathcare development personnel, consulting and advisor costs and other costs related to development of its product. Research and development expenses may also include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants.. Management plans to assess the level and related costs of the services provided during each reporting period, including the percentage of work completed through each reporting period, to determine the portion to expense in each period. Management expects the assessment of the percentage of work completed in any given period to often require significant judgment and plans to base its estimates on the information available at the time.

Recent Accounting Pronouncements

We recently commenced our operations and do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Accelera Innovations
Financial Statements
For the years ended December 31, 2011 and
For the Period April 29, 2008 (date of inception) through December 31, 2011

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Accelera Innovations, Inc.
Accelera Innovations, Inc.
Foster City, CA 94404

I have audited the balance sheets of Accelera Innovations, Inc., (formerly Accelerated Acquisition IV, Inc.) as of December 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2011 and for the periods April 29, 2008 (date of inception) through December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the periods April 29, 2008 (date of inception) through December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
February 16, 2012
except for Note 7, which date is April 11, 2012

Accelera Innovations, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$5,874	$116
Stock subscription receivable		-
Total Current Assets	5,874	116

TOTAL ASSETS	$5,874	$116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$5,000
Shareholder advances	-	8,755
Total Current Liabilities	-	13,755

TOTAL LIABILITIES	-	13,755

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
20,539,975 and 5,000,000 shares issued and outstanding	2,054	500
Additional paid in capital	179,901	3,500
Accumulated deficit during development stage	(176,081)	(17,639)
Total Stockholders' Equity	5,874	(13,639)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,874	$116

See auditor's report and notes to these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
Statements of Operation

			April 29, 2008	April 29, 2008
			(inception)	(inception)
	For the Year Ended		through	through
	December 31,		December 31,	December 31,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	6,000		6,000	-
Public expense	45,861		45,861	-
General and administrative	106,581	7,591	124,220	17,639
Total operating expenses	158,442	7,591	176,081	17,639

NET LOSS	$(158,442)	$(7,591)	$(176,081)	$(17,639)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,414,896	5,000,000

See auditor's report and notes to these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	$3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700	-		1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900

Shareholder debt, forgiven			16,355		16,355

Net loss (unaudited)				(158,442)	(158,442)

Balance, December 31, 2011	20,539,975	$2,054	$179,901	$(176,081)	$5,874

See auditor's report and notes to these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			April 29, 2008
			(inception)
	For the Year Ended		through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,442)	$(7.591)	$(176,081)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,000)	558	-
Net Cash Provided by Operating Activities	(163,442)	(7,033)	(176,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	159,900	-	163,900
Shareholder advances	9,300	7,029	18,055
Net Cash Provided by Financing Activates	169,200	7,029	181,955

Net increase (decrease) in cash and cash equivalents	5,758	(4)	5,874
Cash and cash equivalents, beginning of period	116	120	-
Cash and cash equivalents, end of period	$5,874	$116	$5,874

Supplemental Information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash transactions:
Debt forgiven by shareholder	$16,355	$-	$16,355
Stock issued for expenses paid	$1,700	$-	$1,700

See auditor's report and notes to these financial statements.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010
For the Periods April 29, 2008 (date of inception) through December 31, 2011 and 2010

1. Background Information

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

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

Accelera Innovations, Inc. (“Accelera”) is a healthcare service company that will initially focus on its sole asset that was licensed to the Company by Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“CareNav”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which is intended to identify and measure the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2011, the Company had a net loss of $158,442 and an accumulated deficit during development stage of $176,081. As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

The significant accounting policies followed are:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010
For the Periods April 29, 2008 (date of inception) through December 31, 2011 and 2010

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2011, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010
For the Periods April 29, 2008 (date of inception) through December 31, 2011 and 2010

5. Equity Transactions

The Company has two classes of stock, preferred and common.  There are 10 million shares of $.0001 par value preferred shares authorized.  There have been no shares issued as of December 31, 2011.  Preferred shares have not been defined for any preferences.  There are 100 million shares of $.0001 par value common shares authorized.

At inception, the Company has issued 5,000,000 shares of restricted common stock to the incorporator for initial funding, in the amount of $4,000.

On June 16, 2011, the Company issued 17,000,000 shares of common stock in exchange for licensing agreement and consulting agreement.  In association with the change in control and exchange, the former majority shareholder tendered 3,750,000 shares of common stock in exchange for option to purchase 2,250,000 shares.  The option was exercised.

From the period beginning September 2011 through December 31, 2011, the Company issued 39,975 shares of common stock, at $4.00 per share in cash, for a total amount of $159,900.

There are no warrants, options or other common stock equivalents outstanding as of December 31, 2011.

6. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2011 the Company had a loss and for the period April 29, 2008 (date of inception) through December 31, 2011.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $64,600 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended December 31, 2011.

7. SUBSEQUENT EVENTS
Shares Issued

On January 3, 2012, 6,000 shares were issued to two private investor at $4.00 per share for a total $24,000 cash.

On January 11, 2012, 4,000 shares were issued to a private investor at $4.00 per share for a total $16,000 cash.

Amended Agreement

On April 12, 2012 Accelera Innovations Inc, (the “Company”) (formally known as Accelerated Acquisitions IV, Inc.) entered into an amended Licensing Agreement (“Agreement”) with Synergistic Holdings LLC, (Licensor) whereas the Company and Licensor agreed to amend the August 22, 2011 Licensing Agreement. The Company licensed additional technology from Licensor and the parties agreed to modify the terms, conditions, representations and warranties regarding the technology and to clarify any obligations the Licensor may have with third parties.

Pursuant to the Agreement the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software “Accelera Technology” (formally referred to as “CareNav”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which identifies and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

Except for the rights granted under the Agreement, Licensor retains all rights, title and interest to Accelera Technology and any additions thereto—although the License includes the Company’s right to utilize such additions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 6, 2011 we terminated Paritz and Company P.A. as independent registered public accounting firm. Our change was approved by our Board of Directors.  As of and before June 6, 2011, we did not have any disagreements with our prior accounting firm,

On June 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended December 31, 2011.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended December 31, 2011, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors as of December 31, 2011, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Director’s Name	Age	Position(s) with the Company	Year First Became a Director

John Wallin	61	Chief Executive Officer, President, Chief Marketing Officer and Chairman	2011

John Wallin, Chief Executive Officer
Mr. Wallin is Chief Executive Officer, Chief Marketing Officer (CEO & CMO), President and Chairman of the Company since June 13, 2011 and has been Chief Executive Officer, Chief Marketing Officer and Director of Synergistic Holdings, LLC. since 2009. Mr. Wallin has over 30 years of experience in the financial services industry. Prior to Synergistic Holdings, LLC, Mr. Wallin was President and Chief Marketing Officer at GWG Advantage in Minneapolis from 2007 to 2009. Previously, Mr. Wallin held positions of Executive Director of Medicare Advantage-PFFS at American Insurance Marketing Corporation from 2005 to 2007, Senior Sales Executive/ National Sales and Chief Marketing Officer at RNA-Rock Island from 2002 to 2005, Senior Vice President/Regional Financial Services Manager at Allstate Financial Services from 2000 to 2002, Senior Vice President, National Key Account Manager at Federated Investors from 1998 to 2000, Vice President BISYS Funds from 1995 to 1998, Senior Vice President of Marketing and National Accounts at Putnam Mutual Funds and Senior Vice President of Marketing and National Accounts at Kemper Financial Services from 1989 to 1992. Mr. Walling received his B.S. in 1976 and Masters in Education in 1982 from Chicago State University.

Board Committees

Due to the small size of our current Board of Directors, the Board has not established any committees and the full Board fulfills the responsibilities traditionally delegated to an audit committee, compensation committee, nominating committee and/or corporate governance committee. As the Board size grows and the Company increases its level of operations, the Board will consider delegating various responsibilities to committees.

EXECUTIVE OFFICERS

The following table sets forth our executive officers as of December 31, 2011, the year each was first appointed as an officer, the age of each officer and the positions with the Company currently held by each officer.

Director’s Name	Age	Position(s) with the Company	Year First Became an Officer

John Wallin	61	Chief Executive Officer, President, Chief Marketing Officer and Chairman	2011
Bill MacLaney	47	President of CareNav Solutions Group	2011
James Millikan	46	Chief Operating Officer	2011

John Wallin, Chief Executive Officer
Mr. Wallin is Chief Executive Officer, Chief Marketing Officer (CEO & CMO), President and Chairman of the Company since June 13, 2011 and has been Chief Executive Officer, Chief Marketing Officer and Director of Synergistic Holdings, LLC. since 2009. Mr. Wallin has over 30 years of experience in the financial services industry. Prior to Synergistic Holdings, LLC, Mr. Wallin was President and Chief Marketing Officer at GWG Advantage in Minneapolis from 2007 to 2009. Previously, Mr. Wallin held positions of Executive Director of Medicare Advantage-PFFS at American Insurance Marketing Corporation from 2005 to 2007, Senior Sales Executive/ National Sales and Chief Marketing Officer at RNA-Rock Island from 2002 to 2005, Senior Vice President/Regional Financial Services Manager at Allstate Financial Services from 2000 to 2002, Senior Vice President, National Key Account Manager at Federated Investors from 1998 to 2000, Vice President BISYS Funds from 1995 to 1998, Senior Vice President of Marketing and National Accounts at Putnam Mutual Funds and Senior Vice President of Marketing and National Accounts at Kemper Financial Services from 1989 to 1992. Mr. Walling received his B.S. in 1976 and Masters in Education in 1982 from Chicago State University.

Bill MacLaney, President CareNav Solutions Group
Mr. MacLaney is President of the Company’s CareNav Solutions Group since August 2011, prior to joining the Company he was President of CareNav Solutions a software development company from 2003 to 2011, he has a Master’s of Science in Clinical Psychology from Harold Able School of Psychology, 2006. He is completing his doctorate in Health Psychology, specializing in Healthcare Behaviors. He brings his past experience in building large-scale healthcare web portals to CareNav. He led the product development effort on a consumer-based healthcare portal that serviced over 2.5 million members for three different Blue Cross Blue Shield health plans from 1998 to 2002. In addition, he designed a successful self-managed diabetes care platform through CareNav's predecessor company, WHM design in 2003. He also served from 1996 to 1998 as vice president and part-owner of the venture capital-backed company, YAPA, that specialized in aggregating third-party applications such as CareerBuilder.com and home-grown software into a seamless portal geared toward the 20-something market. He is a member of the New Jersey Psychological Association Special Interest Group on Health Psychology & Program Committee and board member of the NJ Psychological Association of Graduate Students. He serves as a board member on the New Jersey Psychological Foundation.

James Millikan, Chief Operating Officer
Mr. Millikan became COO and Director of CareNav in 2011. Mr. Millikan began his career with Minnesota Mutual and Securian Financial Services. Over the following 30 years, James advanced as Manager of Sales for all products lines, Superintendant of Agencies and Regional Vice President. In his leadership role he was responsible for the management, development, growth and integration of independent Securian distributor offices. In 2004, Mr. Millikan joined ING, as Vice President Sales Strategic Distribution. He is founder of ScaleMEexponetially and Chief Operating Officer of Accelera Innovation.

There are no family relationships between our officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2011 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2011:

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each executive officer and director as of December 31, 2011:

None

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf and comparable director pay at other companies. To date, none of our directors have received any compensation for their services.

Pension Benefits

We do not have a defined benefit plan. None of our executive officers or directors participated in, or otherwise received any benefits under, any pension or retirement plan sponsored by us during fiscal 2011.

Nonqualified Deferred Compensation

During fiscal 2011, none of our executive officers or directors contributed to, or earned any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation Decisions Made After End of Fiscal Year

None

Potential Payments upon Termination or Change in Control

None

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,539,975 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Synergistic Holdings, LLC	17.000,000	82.76%

Common Stock	Accelerated Venture Partners LLC	3,500,000	17.03%

Common Stock:	John Wallin, Chief Executive Officer, Secretary, Treasurer and Director (1)	500	*

Common Stock:	James Millikan, Chief Operating Officer (1)	500	*

All executive officers and directors as a group		20,501,000	99.79%

_________________

(1) c/o Accelera Innovations, Inc., 20511 Abbey Drive, Frankfort, Illinois 60423

 *less than 5%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There are not family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

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

Milestone 1 –	Company’s right of repurchase will lapse with respect to 80% of the shares upon securing $5 million in available cash from funding;

Milestone 2 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

Milestone 3 –	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestone 2);
and (b) cash compensation at a rate of $50,000 per month. The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless AAIV receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On August 22, 2011, Accelerated Acquisitions IV (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Synergistic Holdings, LLC (“Licensor”) the majority shareholder of the Company pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“CareNav”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which identifies and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to CareNav and any additions thereto—although the License includes the Company’s right to utilize such additions.

The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying development and commercialization expenses related to the CareNav. In addition, the Company is required to fund certain specified expenses related to the deployment of CareNav as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed:

If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.

Licensee may, at its option, terminate this Agreement at any time by doing the following:

By ceasing to use the CareNav technology facilitated by any Licensed Products in their entirety or by giving sixty (60) days prior written notice to Licensor of such cessation and of Licensee’s intent to terminate, and upon receipt of such notice, Licensor may immediately begin negotiations with other potential licensees and all other obligations of Licensee under this Agreement will continue to be in effect until the date of termination. By tendering payment of all accrued royalties and other payments due to Licensor as of the date of the notice of termination and evidencing to the Licensor that provision has been made for any prospective royalties and other payments to which Licensor may be entitled after the date of termination.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

The Licensor’s acquired the technology through its wholly-owned subsidiary CareNav Acquisitions, LLC on December 22, 2010 and had a verbal agreement with CareNav Solutions, Inc. to transfer 300,000 shares of the Company owned by the Licensor in the and a verbal agreement with Voidical, Inc to transfer 4,250,000 shares of the Company owned by Licensor as part of the technology Purchase Agreement. The Licensor, CareNav Solution, Inc. and Voidical , Inc. agreed that the shares would be transferred at the time the Company engages in a form S-1 registration statement to be filed with the SEC. In addition, the Licensor agreed to vote to appoint two of Voidicle’s qualified designees to Accelera Innovation’s Board of Directors at the time of share transfer. Furthermore, In order for the Licensor to retain its rights, the Licensor must receive revenues or fund a minimum of $6 million in qualified development and commercialization expenses before the third anniversary of the Purchase Agreement (at least $1 million of which must be before the first anniversary of the  Agreement and at least $4 million of which must be before the second anniversary of the Purchase Agreement and at least $1 million of which must be before the third anniversary of the Purchase Agreement).

Director Independence

As of December 31, 2011, the Board consisted of John Wallin. The Board has determined that the director is not an independent director as defined by the rules of The Nasdaq Stock Market.

Related Party Transaction Review and Approval

We have entered into indemnification agreements with each of our directors for the indemnification of them to the fullest extent permitted by law. The indemnification agreements also allow advancement of expenses to the directors.

Our Board of Directors has not adopted formal policies and procedures for the review and approval of related party transactions. Our Board of Directors has reviewed and approved the material terms of our related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended December 31, 2011. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $1,000 for the audit and interim reviews of the Company’s financial statements for the period ended December 31, 2011.

On June 6, 2011 we terminated Paritz and Company P.A. as independent registered public accounting firm. Fees billed by Paritz for professional services during fiscal 2010 aggregated $1,600, and included an audit of our financial statements as of June 30, 2010 and quarterly reviews for the periods ending September 30, 2010, December 31, 2010.  During 2011 $600 was paid for the financial review of March 31, 2011 on Form 10Q.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended December 31, 2011. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of December 31, 2011 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	8/28/2008
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011
3.3	Bylaws of the Company	10	3.2	11/14/2011
10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011
10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011
10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011				✓
10.6	2011 Employee, Director and Consultant Stock Plan				✓
24.1	Powers of Attorney. (Contained on Signature Page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelera Innovations, Inc.

	By:	/ S / John Wallin
Dated: April 16, 2012		John Wallin Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Wallin as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / John Wallin John Wallin	Chief Executive Officer (Principal Executive Officer)	April 16, 2012

/ S / John Wallin John Wallin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2012

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	8/28/2008
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011
3.3	Bylaws of the Company	10	3.2	11/14/2011
10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011
10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011
10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011				✓
10.6	2011 Employee, Director and Consultant Stock Plan				✓
24.1	Powers of Attorney. (Contained on Signature Page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓