Form 10-Q
period 2012-03-31
ACCELERA INNOVATIONS, INC.
filed 2012-05-15
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,331,312 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2012.

Transitional Small Business Disclosure Format (Check one):Yes ☐No ☒

Accelera Innovations, Inc.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Statements of Operations for the three months ended March 31, 2012 and 2011and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2012	4

	Statement of Stockholders’ Equity

	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2012	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4A(T). Controls and Procedures		18

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

ACCELERA INNOVATIONS, INC.
(A Development Stage Enterprise)
BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$160	$5,874
Stock subscription receivable	-	-
Total Current Assets	160	5,874

TOTAL ASSETS	$160	$5,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Shareholder advances	27	-
Shareholder forgivenss	(27)
Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
20,567,625 and 20,539,975 shares issued and outstanding	2,057	2,054
Additional paid in capital	207,575	179,901
Accumulated deficit during development stage	(209,472)	(176,081)
Total Stockholders' Equity	160	5,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160	$5,874

The accompanying notes are an integral part of these financial statements.

ACCELERA INNOVATIONS, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

			April 29, 2008
			(inception)
	Three Month Periods Ended		through
	March 31,		March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

Revenues	-	-	-

EXPENSES
Operating Expenses
General and administrative	$33,391	$2,600	$209,472
Total operating expenses	33,391	2,600	209,472

NET LOSS	$(33,391)	$(2,600)	$(209,472)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,567,625	5,000,000

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	$3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700	-		1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900

Shareholder debt, forgiven			16,355		16,355

Net loss				(158,442)	(158,442)

Balance, December 31, 2011	20,539,975	$2,054	$179,901	$(176,081)	$5,874

Stock issued for cash, January 3, 2012, at $4.00	1500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Shareholder Advance, February 24, 2012,			27		27
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100

Net loss (unaudited)			(33,391)		(33,391)

Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		12,000

Balance, March 31, 2012	20,546,887	$2,056	$207,576	$(209,472)	$160

See auditor's report and notes to these financial statements.

ACCELERA INNOVATIONS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			April 29, 2008
			(inception)
	Three Month Periods Ended		through
	March 31,		March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(33,391)	$(2,600)	$(209,472)
Adjustment to reconcile Net loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	(5,000)	-
Net Cash Used In Operating Activities	(33,391)	(7,600)	(209,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	27,650	-	193,250
Shareholder debt, forgiven	27	16,355
Shareholder advances	-	(8,755)	16,382
Net Cash Provided by Financing Activities	27,677	7,600	209,632

Net increase (decrease) in cash and cash equivalents	(5,714)	-	160
Cash and cash equivalents, beginning of period	5,874	116	-
Cash and cash equivalents, end of period	$160	$116	$160

The accompanying notes are an integral part of these financial statements.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

1. Organization and Basis of Presentation

Organization

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 22, 2011, the Company entered into a Licensing Agreement with our majority shareholder Synergistic Holdings, LLC pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers.

As a result of entering into the licensing agreement and undertaking efforts into the research, development and deployment of its product candidates, the Company ceased to be a shell company. The Company operates in one reportable business segment, the development and commercialization of products to improve human healthcare.

Under the terms of the license agreement entered into on August 22, 2011, if the Company does not raise a minimum of US $5,000,000 of additional funding by October 13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the advancement of its licensed technology over the next three years it may lose its rights to our technology.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to its product candidates. None of the Company’s product candidates have been approved for sale.

On October 18, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

Accelera Innovations, Inc. (“Accelera”) is a healthcare service company that will initially focus on its sole asset that was licensed to the Company by Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which is intended to identify and measure the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

Basis of Presentation.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies.   A company shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists: (1) Planned principal operations have not commenced. (2) Planned principal operations have commenced, but there has been no significant revenue therefrom.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2012, the Company had a net loss of $33,391 and an accumulated deficit during development stage of 209,472. As of March 31, 2012, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability.

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

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. March 31, 2012, the Company did not have any potentially dilutive common shares.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

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

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

4. Equity Transactions

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

From the period beginning January 1, 2012 through March 31, 2012, the Company issued 6,913 shares of common stock, at $4.00 per share in cash, for a total amount of $27,650.

There are no warrants, options or other common stock equivalents outstanding as of March 31, 2012.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2012 the Company had a loss and for the period April 29, 2008 (date of inception) through March 31, 2012. The net operating losses resulting from operating activities result in deferred tax assets of approximately $64,600 at the effective statutory rates which will expire by the year 2031. The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended March 31, 2012.

6. Subsequent Events

On April 3, 2012, 5,000 shares were issued to two private investors that included CEO, John Wallin at $4.00 per share for a total of $20,000 cash.

On April 7, 2012, 2,000 shares were issued to two private investors at $4.00 per share for a total of $8,000 cash.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

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

On April 13, 2012, 5,000 shares were issued to two private investors at $4.00 per share for a total of $20,000 cash.

On May 2, 2012, 3,000 shares were issued to two private investors at $4.00 per share for a total of $12,000 cash.

Effective April 26, 2012, the Company entered into an employment agreement with John F. Wallin., as the President and Chief Executive Officer “CEO” of the Company. The employment agreement with Mr. Wallin provides that, upon completion of two million dollars in financing, the Company shall begin to pay John a base salary of $250,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding.  Base salary shall be reviewed at least annually, and increased as determined by the Board.  So long as Mr. Wallin has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Wallin’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the Board. In consideration of the services, the Company agreed to issue a stock option to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (350,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (29,166 shares per month) at the end of each month over a 48-month period.  Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through March 31, 2012
(unaudited)

Effective April 26, 2012, the Company entered into an employment agreement with James R. Millikan, as the Chief Operating Officer “COO” of the Company reporting to the President and CEO. The employment agreement with Mr. Millikan provides that, upon completion of two million dollars in financing, the Company shall begin to pay Jim a base salary of $175,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding.  Base salary shall be reviewed at least annually, and increased as determined by the Board.  So long as Mr. Millikan has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Millikan’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period.  Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

Effective April 26, 2012, the Company entered into an employment agreement with Cynthia Boerum, as the Chief Strategic Officer “CSO” of the Company reporting to the President and CEO. The employment agreement with Ms Boerum provides that, upon completion of two million dollars in financing, the Company shall begin to pay Cynthia a base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding.  Base salary shall be reviewed at least annually, and increased as determined by the Board.  So long as Ms Boerum has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Ms Boerum’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period.  Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accelera Innovations, Inc. (“we”, “our”, “us” “Accelera” or the “Company”), a Delaware corporation, is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that provides interoperable technology improving the quality of care while reducing the cost .

Results of Operations

For the three months ending March 31, 2012, the Company had no revenues and incurred general and administrative expenses of $33,391.

For the period from inception (April 29, 2008) through March 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(209,472), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $160 and had current liabilities of $0 as of March 31, 2012.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through March 31, 2012

Operating activities	$(209,472)
Investing activities	-
Financing activities	$209,632

Net effect on cash	$160

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

 Plan of Operations

Accelera Innovations, Inc. (“Accelera”), a Delaware corporation, is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that provides interoperable technology improving the quality of care while reducing the cost .

Accelera, a global vendor, provides its cloud based subscription-as-service solutions to the entire healthcare industry; Accelera Innovations is positioned to be the technology and service solution for providers and payers such as the hospitals, medical offices, medical insurance companies, Accountable Care Organizations, Patient Centered Medical Homes, and Provider Service Networks who are seeking to create an interoperable technology platform that is patient-centric.

The Accelera Patient Care solution offers an integrated continuum of care platform. The entire care process is improved across the continuum using the interdisciplinary toolset.

The coordinated care begins with the office visit using the Accelera Practice Management and Electronic Medical Record applications. The provider may also access disparate patient consults and share the patient’s record using the Accelera Health Information Exchange and Portal.  When the patient is admitted to the hospital setting, all of the functions will be automated using the Accelera Hospital Information System. The physician continues to have full access to the patient’s information to receive accurate and efficient information. If the primary care physician is part of an Accountable care organization, then those reports required by Center for Medicare and Medicaid will be created and distributed using the Accelera Accountable Care Organization application.

The Accelera Patient Management Record will identify patients with preventable, yet escalating associated costs, then directs intense online self-management services to improve the quality-of-life for the patient and deliver more effective health information. Patients are electronically triaged using the Center for Medicare and Medicaid (CMS) rule-set for disease management, as well as proprietary evidence-based disease management rules. These rules are based on clinical standards from major health organizations such as the American Diabetes Association and the American Heart Association. This will allow providers, as well as patients, to monitor care through targeted interventions. The technology platform will allow healthcare providers to anticipate patient care needs, motivate patient compliance, activate evidence-based standards of care, and improve efficiency.

In order to have a viable healthcare information system, it is necessary that we encompass as many areas of the healthcare enterprise as possible.

The Accelera Analytic customers would include healthcare payers, provider organizations, government entities worldwide, and employer groups. Accelera products identifies, analyzes, and minimizes healthcare risk by data ming,and preditve analysis while containing costs and improving the quality of care. Accelera also develops modeling software to predict medical costs and help improve the financing, organization, and delivery of health services.

Serurity As healthcare providers adopt new technologies they also face new security threats. Hackers, computer viruses, disaffected employees and human error present real dangers to healthcare networks.

Compromised security can disrupt critical functions interfere with a clinicians’ ability to treat patients, expose providers to substantial liabilities and risk the loss of lives and reputations.

Network security breaches can result in fines, legal liabilities, lost productivity for clinical and administrative staff and the devastating loss of partner and patient confidence.

The Accelera Security solution can stop the security breach at the point of care, by auditing the user and encasing the applications in a discrete shell.  Without proper access, the application will separate the data elements from each other;, patient name will not be associated with demographic or clinical information.  Secure Data is an Accelera Innovation value proposition.  Patient data is split into two parts.  The patient identifier is separated from the clinic/medical data and both are encrypted. An encrypted data key unlocks the dual encryption bringing the information together.  For example for every 100 breaches prevented, the cost savings is $220 M. And most importantly, patient confidence in information technology will be improved.

The Accelera Solution will improve patient care, reduce costs, eliminate redundant data entry, improve operational efficiency, but most importantly, bring together longitudinal needs of the caregivers that will satisfy the business requirements of the healthcare enterprise

 The benefits of our solutions for our customers include:

•	Identifies chronic patients and request office visits for previously “un-mined” visits - less time in the office, more billable visits

•	Lowers administration costs through less invasive call-back system - email alerts, text messages, online alerts

•
A benefit of batch health care analytics is the use of "predictive modeling across multiple clinical conditions.                  This process can identify undiagnosed conditions for patients within an insurer's patient population, or suggest interventions to prevent conditions from developing.

•	Eliminating the cost of a healthcare data breach, saving approximately 2.2 million dollars per breach.

•	Reducing the hardware environment and cost by using our cloud technology

•	Increased Mobility

•	Improve patient care and safety

•	Help healthcare organizations maintain their market positions and meet their financial commitments.

The principals of Licensor, including our CEO, John F. Wallin, acquired a controlling interest in the Company for the purpose of operating as a publicly-reporting company and determined that it is in their best interests to license the Licensor’s rights to the technology.  Licensor receives a benefit from the license of the technology to Licensee because the Company plans to finance $30 million over three years for further development and deployment of the technology. The Licensor will receive a royalty of fifteen percent (15%) of all gross revenues resulting from the use of the technology by Licensee in the first year, ten percent (10%) the second year and one quarter of one percent (.025%) of all gross revenues resulting from the use of the technology by Licensee for the remainder of the License Agreement, the cornerstone of which is the technology, for the benefit of its shareholders.

Our business may not materialize in the event we are unable to execute on our plan described on this and the following pages.  The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that , if we do not raise a minimum of US $5,000,000 of additional funding by October  13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the advancement of its licensed technology over the next three years it may lose its rights to some of our technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

Our current plans, predicated on raising $35,000,000 from the sale of 5,000,000 shares of common stock in 2012 and 2013 will allow the Company to meet the milestones and requirements of its Business Plan and avoid discontinuation of the license as the issuance of these securities could dilute existing shareholders. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, sales and marketing, $17,680,122 will be used for infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $35,000,000 estimated to be required.

We expect to use the proceeds from this offering, in order of priority, for the deployment of our technology into new metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2012, and approximately $19 million through December 31, 2013 for general corporate purposes, for which proceeds we have an estimated plan. The principal purposes of this offering are to obtain additional capital, to create a public market for our common stock, facilitate future access to public equity markets, increase awareness of our company among potential customers, expand into new metropolitan markets, broaden our scope of care, and improve our competitive position. In addition, we reserve the right to change the use of proceeds as a result of the occurrence of certain contingencies or opportunities, as they may present themselves, such as the acceleration of our expansion beyond our current plans, the opportunity to acquire equipment, technologies or businesses on favorable terms, to conduct additional marketing and sales activities, and other activities we deem advantageous to our business, although we currently have no commitment or agreements relating to any of these types of transactions or activities. If such opportunities occur, we may use some or all of the remaining net proceeds to pursue such opportunities. We believe that the net proceeds from this offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

None.

Item 6. Exhibits.

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012
ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin\
John F. Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents