Form 10-K/A
period 2011-12-31
ACCELERA INNOVATIONS, INC.
filed 2012-08-21
CIK 1444144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendedment No. 1

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

 Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53392

ACCELERA INNOVATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

20511 Abbey Drive
Frankfort, Illinois	60423
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (866) 866-0758

1840 Gateway Drive, Suite 200
Foster City, CA
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

    As of April 13, 2012 there were 20,539,975 shares of the registrant’s common stock outstanding.

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

On August 22, 2011, Accelerated Acquisitions IV (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Synergistic Holdings, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“CareNav”) that is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is intended to be accomplished through the proprietary technology, which is designed to identify and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

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

OVERVIEW

Accelera Innovations, Inc. (“Accelera”), a Delaware corporation, is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

LICENSED TECHNOLOGY OVERVIEW

1.	Data Forms - Topical Network Data Warehouse Architecture
2.	Axiom – Healthcare Specific Business Rules Engine.
3.	Kinetic Forms – A Dynamic Web Page Generator.
4.	VT Secure – Enterprise Security Framework
5.	Patient Portal
6.	Self-Management Disease Modules
7.	Provider Portal
8.	Private Label Applications

SOFTWARE DESCRIPTION

The Accelera Health Care Framework / Multi Vertical Health Care (MVHC) Technology comprises a suite of eight separate technologies described below;

Health Care Framework, Security, Business Rules, Data Integration, Patient Assessment, Medical Alerts, Biometric integration, Secure communication and networking, Data Mining on Large Data Sets (Mega Data).

Security Framework, Integrated into the Accelera’s Healthcare Framework is designed to provide enterprise level application and data security.

Assessment Engine: For clinical and self-health care and Wellness management.

Parallel Processing Data Mining Engine:  Patient Identification, Medical Informatics, Content Personalization.

Suite of Products:

Data Forms –Topical Network, a data forming technology and framework that is designed to organize and efficiently deliver relevant information for large data sets (Mega Data) and which can ingest any data format into well-organized data structure designed specifically to communicate the other components of the Accelera Framework.

Axiom – Business Rules Engine is designed specifically for Healthcare which is data mining engine. Axiom is a parallel or simultaneous processing rules engine designed to apply complex rule-sets on very large dimensional data input to produce multiple result outputs.

Kinetic Forms – Dynamic Webpage Generator, a dynamic web based assessment engine that is intended to interfaces with data forms and Axiom.

VT Secure – Integrated into the Accelra Healthcare Framework, is designed to  provide enterprise level security and is intended to protect applications and data and is designed to provide performance and scalability for secure medical data mining.

Patient Portal - Consumer-facing internet-based technology that is designed to encompass the following:

•
Connect between patient and provider through a fully secure two-way Patient Portal, including After Visit Summaries, patient messaging and care plan adherence alerts based on relevant health care protocols

•	Display relevant patient and care plan information in easy-to-understand onscreen and printable displays for patients and triaged formatting for caregivers.
•	Provide patient behavior modifications self-management modules
•	Allow third party access into the patient portal
•	Create Personal Health Records (PHR) that are personalized based on patient condition for patient care and messaging

Self-Management Disease Modules - Provider and Consumer-facing internet-based technology that is designed to encompass the following:

•	Interactive disease management tools that focus on chronic health conditions. It is designed to include content indexed to specific triggers within a disease state
•	Personalized based on National Drug Code (NDC), and Current Procedural Terminology (CPT4) codes
•	Proprietary messaging based on CMS Medicare/Medicaid established triggers
•	Valid and reliable behavioral health triggers that facilitate care plan adherence and compliance

Provider Portal - Provider-facing internet-based technology that is designed to encompass the following:

•	Dashboard access to Patient Portal inputs at the patient level
•	Summary access to disease management adherence & compliance messaging alerts
•	Direct input into patient health records
•	Direct recommendations to the patient

Private Label Applications

Accelera EMR- A certified Electronic Medical Record application designed to be used primarily in physician offices to automate the patient’s clinical chart and meet the ARRA (Federal Mandated Meaningful Use) criteria.

Accelera PM -The Practice Management application designed to be used primarily in physician offices to automate the physician’s revenue cycle management system.

Accelera Patient Portal - The Patient Portal application designed to be used as a communication tool between patient and physician office staff. This application is intended to allow the patient to access their medical record information in a secure environment.

Accelera HIE - The Health Information Exchange application is intended to allow  providers and payors of healthcare to exchange secure data by creating the continuum of care for the patient, and decreasing healthcare cost.

Accelera ACO - The Accountable Care Organization application needed to operate an ACO environment. This application is designed to offers the ACO business the ability to report to CMS the usage of Medicare benefits and is intended to provide tools to lower the cost of patient care.

Accelera HIS - The Hospital Information System application is designed to includes all applications to manage most hospital information systems. The department applications included in the HIS are as follows:

Patient Master; Appointments, Outpatient Management; Inpatient Management; Emergency Department; Patient Billing; Claims Management; Provider Fee Management; Accounts Receivable; Duplicate Registration; Medical Records; System Master; System Configuration, Resource Scheduler; CPOE; Clinical Decision Support System; Clinical Documentation; Barcode Medication Administration; Laboratory Management System; Radiology System; PACS; Pharmacy Management System; Materials/Supply Management System; Operating Room Management System; Nursing Management; Blood Bank System; Dietary Management System; Hospital Patient Portal.

Accelera, intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“software-as-a-service” also known as “SaaS”) to the healthcare industry. The Company intends on positioning itself as a technology and service solution for providers and payers such as the hospitals, medical offices, medical insurance companies, Accountable Care Organizations, Patient Centered Medical Homes, and Provider Service Networks who are seeking to create an interoperable technology platform that is patient-centric.

The coordinated care would begin with the office visit using the Accelera Practice Management and Electronic Medical Record applications. The provider may also access disparate patient consults and share the patient’s record using the Accelera Health Information Exchange and Portal.  When the patient is admitted to the hospital setting, all of the functions are intended tobe automated using the Accelera Hospital Information System. The physician would continue to have full access to the patient’s information to receive accurate and efficient information. If the primary care physician is part of an Accountable Care Organization, then those reports required by Center for Medicare and Medicaid will be created and distributed using the Accelera Accountable Care Organization application.

The Accelera Patient Management Record is designed to identify patients with preventable, yet escalating associated costs, then directs intense online self-management services to improve the quality-of-life for the patient and deliver more effective health information. Patients would be electronically triaged using the Center for Medicare and Medicaid (CMS) rule-set for disease management, as well as proprietary evidence-based disease management rules. These rules are based on clinical standards from major health organizations.. This is intended to allow providers, as well as patients, to monitor care through targeted interventions. The technology platform is intended to allow healthcare providers to anticipate patient care needs, motivate patient compliance, activate evidence-based standards of care, and improve efficiency.

The Accelera Analytic product is designed for potential customers that  include healthcare payers, provider organizations, government entities worldwide, and employer groups. Accelera products are designed to identify, analyze, and minimize healthcare risk by data mining and predictive analysis while containing costs and improving the quality of care. Accelera also intends to develop modeling software to predict medical costs and help improve the financing, organization, and delivery of health services.

The Accelera Security solution is designed to reduce or stop the security breach at the point of care, by auditing the user and encasing the applications in a discrete shell.  Without proper access, the application will separate the data elements from each other, patient name will not be associated with demographic or clinical information.   Patient data is split into two parts, the patient identifier is separated from the clinic/medical data and both are encrypted. An encrypted data key unlocks the dual encryption bringing the information together and is intended to increase patients’ confidence in the information technology utilized.

The Accelera Solution is designed to improve patient care, reduce costs, eliminate redundant data entry, improve operational efficiency, but most importantly, bring together long term needs of the caregivers and is intended to satisfy the business requirements of the healthcare enterprise.

 The intended benefits of our solutions for potential customers include:

•	Lowers administration costs through a less invasive call-back system - email alerts, text messages, online alerts

•
A benefit of batch health care analytics is the use of "predictive modeling across multiple clinical conditions.  This process is designed to identify undiagnosed conditions for patients within an insurer's patient population, or suggest interventions to prevent conditions from developing.

•	Reducing occurrences and cost related to a healthcare data breaches.

•	Reducing the hardware environment and cost by using our cloud technology.

•	Increased Mobility.

•	Improving patient care and safety.

•	Helping healthcare organizations maintain their market positions and meet their financial commitments.

Products

Accelera intends to offers the following products and services:

Accelera Patient Management Record includes the following modules:

Accelera CareLink

After Visit Summary:
A summation of a patient's diagnosis, prescribed medications, test results, upcoming lab tests and procedures, and physician recommendations indexed to the latest evidence-based health content which is intended to deliver the right information at the right time.

Personal Health Record (PHR):
Integrated and pre-populated electronic record that  are designed to allow patients and providers to coordinate care. The PHR is designed to be exported, in part or in its entirety, to a third party of the patient’s choosing.

Permission/Export:
This feature is intended to allow family members or other healthcare professionals the ability to access a patient PHR, After Visit Summaries and supporting content. This access can be controlled by the patient to allow segmented access which can have time limits, diagnosis & Rx parameters, or healthcare encounter checkpoints.

Condition-based Self-management Module:
This module is designed to deliver patients  via the web self-management modules in the following areas:

•	Diabetes
•	Chronic obstructive pulmonary disease (COPD)
•	Coronary artery disease (CAD)
•	Asthma
•	Maternity
•	Medication compliance
•	Weight management
•	Smoking cessation
•	Pain management
•	Depression

These online modules are designed to allow patients to follow their doctor-prescribed clinical care plan and identify behavioral gaps that reduce adherence to this care plan.

Accelera PathFinder Products

These products are geared towards healthcare providers such as doctors, nurses, and hospitals. The Accelera PathFinder products are designed to work in conjunction with the Accelera CareLink products and cannot stand alone.

Accelera PathFinder

Health Messaging

Two-way patient/provider compliance messaging that is intended to enables all parties to securely communicate concerning targeted healthcare behaviors in a configurable management tool.

•	Rx re-order
•	drug-to-drug interactions
•	lab result notification
•	upcoming lab test notification
•	appointment reminders
•	out-of-compliance reminders
•	behavioral notifications
•	motivation and goal information

Accelera CaseIt - Case identification and stratification technology

Healthcare data inputs are assimilated to identify the care plan gaps with a data triage engine. Accelera CaseIT is intended to serve as the central data hub to integrate evidence-based rules such as Healthcare Effectiveness Data and Information Set (HEDIS) CMS rules,

Accelera Analytics

Real-time health care analytics are programs that are intended to analyze clinical information at the point of care and support health providers as they make prescriptive decisions. Accelera’s real-time systems are designed to be “active knowledge systems, which use two or more items of patient data to generate case-specific advice

Batch health care analytics is a technical application that is designed to retrospectively evaluates population data sets (i.e. records of patients in a large medical system, or claims data from an insured population). These evaluations can be used to supplement disease management or population health management efforts.

Accelera Analytic product is designed for potential customers that include healthcare payers, provider organizations, government entities worldwide, and employer groups. Accelera products are intended to help you identify, analyze, and minimize healthcare risk while containing costs and improving the quality of care. Accelera also intends develop modeling software to predict medical costs and help improve the financing, organization, and delivery of health services.

The Accelera Analytic engine is designed to help healthcare organizations better assess and reduce their risk from catastrophic perils such as hurricanes, earthquakes, floods, tornadoes, and tsunamis. This includes risk not only from physical damage but also from direct and contingent business interruption losses across the entire network.

Accelera Security

The Accelera Security is designed to provide a unified platform for managing security and systems compliance across all clients and servers regardless of location or network connectivity.

The application is intended to prevent end users whether on-site, remote or off-line from copying or transmitting patient data to external devices or unauthorized locations.

Accelera EMR and PM

The Accelera Electronic Medical Record (EMR) and Practice Management application is intended to provide a comprehensive solution for medical groups and physician enterprises, whether they are independent or part of an integrated network. The practice management solution is designed to give physician groups the flexibility to manage their business under many different reimbursement models. The solution is designed to include risk management, managed care capabilities, and a clinical system for managing patient care. Additional capabilities to help accelerate cash flow; reduce cash flow and increase productivity included decision support, data quality analysis and electronic data interchange.

Accelera HIE and Portal

The Accelera Health Information Exchange (HIE) and Portal, is designed to link all health care data such as diagnosis, medications, laboratory results, patient behavioral health, radiology films, patient and doctor to the data repository. Besides increasing accuracy these applications are intended to help alleviate patient frustration with having to provide duplicate information from one setting of care to another; thereby enhancing customer satisfaction. The HIE unites disparate systems across rural and metropolitan locations, converting the data into useful clinical dashboards to help comply with preventive care guidelines and develop ACO’s.

Accelera HIS

The Accelera Hospital Information System solution is intended to automate the operation of individual departments and their respective functions within the inpatient environment. These hospital based transaction and decision support systems form the core of systems that in conjunction with other tools designed to directly support clinical decision making, are intended to help streamline the care process over the continuum of care. They include applications for patient care, laboratory, pharmacy, radiology, surgery, materials management, emergency department, financials and management decision support.

Accelera ACO

Accelera Accountable Care Organization (ACO) application is a tool designed to accurately report to CMS (Centers of Medicare and Medicaid Services) the usage of provider claims and reimbursement. The tool also is designed to analyze ways to improve care and lower cost across the ACO.

Accelera’s differentiating factor, as mentioned above, is how we intend to securely integrate the virtual world into our overall strategies. We intend to use cloud technology to continuously get closer to the patient; respond to application issues within minutes and connect with other providers and payers.

Our keys to success over the next five years are:

•	Offer providers, the Accelera Security tool, as a stand -alone application and end fraudulent activity in the healthcare vertical.

•
Data- Mine significant patient populations, over a short window of hours, to determine hospital acquired infections post discharge. Then reporting the data to CMS and influencing the Medicare payment by fiscal year 2013.

•	Enhancing Telemedicine using our cloud based Health Information Exchange.

•	Influence patient’s lives and successfully managing chronic disease using the Accelera Patient Management Record.

Target Market Segment Strategy

Accelera, intends to markets its cloud based software-as-a-service solutions to the healthcare industry. Accelera intends to provide  technology and service solutions  to providers and payers such as the hospitals, medical offices, medical insurance companies, ACOs, Patient Centered Medical Homes, and PSN’s who are seeking to create an interoperable technology platform that is patient-centric.

Accelera’s solution is designed to be a  complete suite of integrated applications, the immediate separation of data if a breach takes place and the ability for a provider or payer to provide a tool to manage chronic disease.

Strategies

•	Focus resources on selling the strongest solutions within growing markets to key executives where existing personal relationships exist and local market penetration could be high, Accelera Analytics.

•	Create a viral, perpetuating client referral environment by turning potential customers into advocates.

•	Evaluate potential client relationships to identify opportunities to structure long term commitments that could eventually expand the Accelera’s growth.

•	Target geographic areas where Accelera product market share could be strong. Develop marketing programs and brand awareness campaigns to gain penetration within competing hospitals.

•	Increase Sales involvement of Product Consultants and Product Management through a team selling approach.

•	Develop targeted competitor replacement campaigns with aggressive incentives.

•	Sale and grow market share of key solutions.

•	Build spicalized sales and marketing teams to market the ACO and HIE application at the state level.

•	Market to pharmaceutical organizations for Accelera HIE and clinical trials.

•	Connect a group of Emergency departments in a local region to the Accelera HIE application to report and increase public health awareness.

Telemarketing

•	Campaigns promoting Accelera solutions will be implemented. Leads will be loaded, distributed and tracked through closure within the customer relations management “CRM”.

Trade Shows and Associations

•
Targeted state trade associations and provide an ideal opportunity to develop relationships, identify opportunities, network and create awareness of Accelera solutions at the local and national level.   Account executives will participate in conferences, attend meetings, sponsor events, and pursue speaking opportunities.

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

Health Plan Competitors

We believe the health care industry is fragmented and rapidly evolving. Our competitors vary in size, scope and breadth of the products and services they offer. We offer a software-as-subcribtion program that provides health care services similar to or directly in competition with health care services offered by hospital groups, electronic medical record service providers and practice management service providers.

We believe that success in the health care industry, particularly in the areas of primary and chronic care, is dependent upon the ability of providers to:

●	provide easy access, convenience, and a quality experience to consumers;

●	lower the cost of health care by streamlining operations, lowering operating expenses, and reducing errors, and human intervention;

●	automate the entire health care lifecycle and integrate the business and care aspects of health care; and

●	use technology to facilitate evaluation and diagnosis, treatment, after-care management, and billing and collections.

Our principal competitors include the following:

Kaiser Permanente (KP) has rolled out over the past   10 years an electronic medical record used by 100% of its physicians which offers a Patient Information Management System to all patients. It includes after visit summaries, patient messaging, and appointment scheduling. The system, while robust, is based only within the KP organization and is not portable for patients.

BlueCross/BlueShield Association has been rolling out personal health records with claims-history as the data feed since 2007. These products do not include integrated disease management services.

Electronic Medical Record Competitors

Overall, the major brands in the EMR space, McKesson, Emdeon, GE,  Epic, and Cerner  focus on servicing the physician side of the equation and do not offer a robust patient tool set that allows patients and providers to connect in a meaningful way according to Healthcare Informatics: (April, 2007).

Allscripts is one of the leading EMR companies which offer large volumes of data generated by high-acuity care. They provide customized views so individual clinicians can find the data they need to make timely, accurate decisions. This service has limited patient view into the data. A recent step towards entering this space occurred when Allscripts installed their EMR software at Sloan-Kettering Cancer Center to address the Joint Commission on Accreditation of healthcare Organizations (JCAHO) for hospital organizations to do a better job of patient supervision handoffs. But as of yet, the patient cannot see an online version of doctor recommended care as Acelera intends to provide.

Practice Management Competitors

Allscripts, eClinicalworks & Epic focus their business on the practice side of the equation. Recently, these companies are bundling patient module which a patient logs onto the system to access patient data.

Some of our current or potential competitors are larger and have more resources than we do. Many of our competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial resources. In addition, these traditional health care providers are more widely accepted and known to consumers, whereas Accelera’s business model and service has yet to gain widespread recognition and acceptance. Furthermore, because of these advantages, existing and potential customers might accept any of our competitor’s services, even if they may be inferior to ours. If our potential customers choose to use any of these competitive offerings, our revenue could decrease and we could be required to make additional expenditures to compete more effectively.

Recent Industry Developments

Healthcare continues to be expensive, in 2010, for instance, nearly half of uninsured adults had unmet health needs due to cost, compared with 11% of those with insurance. Our study shows that access to care deteriorated for adults in virtually every state in the country, and that the uninsured experience substantially worse access to care relative to the insured in all states,” Genevieve Kenney, a principal research associate in the Urban Institute's health policy center and the study's lead author, said in a news release. “This indicates that the healthcare safety net is not acting as an effective substitute for health insurance coverage when it comes to providing basic healthcare to the uninsured.” (May 2012 Health and Human Services Archives).

These capabilities will be provided as software services. The use of modeling and simulation software is designed to improve the reliability of the results from research and analysis efforts.

The health reform law requires use of data in the design of health benefits; comparison of quality, cost and outcomes; and evaluation of population health outcomes related to healthcare system design, according to an April 30 announcement in Federal Business Opportunities (May 2012 HHS Archives).

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

We were formed April 29, 2008 and have a limited operating history and, accordingly, you will not have any basis o
n which to evaluate our ability to achieve our business objectives.

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

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

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

Conflicts of interest between the Company and its officer and director may impede the operational ability of the Company.

Our sole director and CEO, Mr. John Wallin is engaged in outside business activities, he has been the CEO and director of Synergistic Holdings, LLC since 2009, the Company’s majority shareholder and Licensor of the Company’s technology, which may result in a conflict of interest in allocating his time between our operations and his other business activities. Although Mr. Wallin has a full time employment agreement with the Company his other business affairs may require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability efficiently operate the Company as a result, Mr. Wallin will be in a position to make business decisions adverse to Accelera Innovations to the benefit of Synergistic Holdings

We are a development stage company and are substantially dependent on a third party

The Company is a development stage Company and is currently substantially dependent upon technology licensed from Synergistic Holdings, LLC.. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2012 that was verbally extended by Licensor to October 13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years it will lose its rights to the technology. If the license is terminated upon the occurrence of events of default specified in the Agreement and outlined as followed:

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

Licensee may, at its option, terminate this Agreement at any time by doing the following:

By ceasing to use the Accelera Technology facilitated by any Licensed Products in their entirety or by giving sixty (60) days prior written notice to Licensor of such cessation and of Licensee’s intent to terminate, and upon receipt of such notice, Licensor may immediately begin negotiations with other potential licensees and all other obligations of Licensee under this Agreement will continue to be in effect until the date of termination. By tendering payment of all accrued royalties and other payments due to Licensor as of the date of the notice of termination and evidencing to the Licensor that provision has been made for any prospective royalties and other payments to which Licensor may be entitled after the date of termination.

Licensor may terminate the Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

Licensor may terminate the Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

If the Company loses its licensing rights to the technology our business plan will fail and investors may lose their entire investment.

We have no profitable operating history and May Never Achieve Profitability

From inception (April 29, 2008) through December 31, 2011, the Company has an accumulated deficiency during the development stage of $176,081notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. We may not ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earliest of : (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii)  the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer.  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We have a need to raise additional capital

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $30 million for the deployment of its licensed technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $35,000,000 in this offering through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, sales and marketing, $17,680,122 will be used for infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

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

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us.. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our officers and director devote full time to the Company’s business.

The Company has three full-time devoted officers, based upon growth; we will employ additional management and staff.  With only three fulltime devoted officers and director the Company’s business could adversely affect the Company’s business operations and prospects for the future. Without a full-time devoted management team, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Lack of additional working capital may cause curtailment of any expansion plans while raising capital through sale of equity securities would dilute existing shareholders’ percentage of ownership.

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

Our success is substantially dependent on general economic conditions and business trends, particularly in healthcare, a downturn of which could adversely affect our operations

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers and their continued willingness to work with us in the future. An overall decline in the demand for technology could cause a reduction in our sales and the Company could face a situation where it never achieves sales and thereby be forced to cease operations.

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

The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of Accelera Innovations, Inc. from doing so if it cannot obtain the approval of our board of directors.

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of May 22, 2012, 21,311,812 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

The release of shares from lock-ups and the potential sale of a significant number of shares may significantly negatively affect our stock price.

The selling stockholders under lock-up agreements own 4,104,068shares approximately 19.25% of our stock calculated on a fully diluted basis.  These shares are subject to lock-up agreements that are scheduled to expire at various times during the next 33 months.  If these stockholders attempt to sell a significant portion of their shares shortly after such shares are released from the lock-ups, or if we release a significant portion of the stockholders from their obligations under the lock-up agreements prior to the expiration of the relevant lock-up periods, our stock price could be significantly negatively affected.  The release dates, number of shares being released, and corresponding percentages of our 21,311,812 outstanding shares, are 410,406 shares (1.92%) six (6) months from the date that the Securities and Exchange Commission  (SEC) declares this prospectus of the Company effective (the “Lock-up Period”) and 410,406 shares (1.92%) for each of the nine (9) consecutive three-month periods after the date of expiration of the Lock-up Period.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. There may not be additional financing  available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by the Company may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

We intend to retain any future earnings to finance the expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired.  Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

There is currently no market for our securities and  a market for our common stock may never develop or be listed for trading on any trading exchange.

The Company’s stock has not been approved for trading on the OTCBB or any other exchange and the Company has not contacted any market makers about applying on behalf of the Company. Therefore, there has not been any established trading market for our common stock and there is currently no market for our securities. Even if we are ultimately approved for trading on the OTC Bulletin Board (“OTCBB”) or other exchange, it is unknown as to the prices at which our common stock will trade if a trading market ever develops.

Our common stock is subject to the Penny Stock Regulations

Once it commences trading (if ever) our common stock could be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no “market price” and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. Physicians and hospitals may not integrate our products and services into their workflow and other participants in the healthcare market may not accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and results of operations will be adversely affected.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector and also counter the effects of the current economic situation, including expenditures to stimulate business and accelerate the adoption and utilization of health care technology,  we may not receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH, under the American Recovery and Reinvestment Act of 2009 (ARRA) authorizes what is expected to be up to almost $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that any of the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that Congress will repeal or not fund HITECH or otherwise amend it in a manner that would be unfavorable to our business.

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

Our principal existing competitors in the hospital and post-acute healthcare information systems and services market include Cernrner Corporation, eDischarge, Epic Systems Corporation, General Electric Company, Maxsys Ltd., McKesson Corporation, MedHost, Meditech, Midas+, Picis, ProviderLink, Quadramed, Siemens AG and WellSoft. We may not be able to compete successfully against current and future competitors or with the competitive pressures that we face and this could materially adversely affect our business, financial condition and results of operations.

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

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We may not  be able to expend  our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers' requirements.

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

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We may not be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

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

To be successful, we must establish strategic relationships with leaders in a number of healthcare and health information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

●	Extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the Healthcare industry;

●	Develop and deploy new products and services;

●	Further enhance the Accelera Innovations brand; and

●	Generate additional revenue and cash flows.
Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We will depend, in part, on our strategic partners' ability to generate increased acceptance and use of our products and services. If we fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer .

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

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. We generally do not have any patents on our technology. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. Nonetheless, in some instances, third parties may have access to source-code versions of software. Furthermore, our use and distribution of open source software and modules in connection with our business also presents risks. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. We cannot be certain that, under the terms of those licenses, our software will not become publicly available or that we will be found to be in material compliance with such agreements. The steps we have taken may not have and may not continue to prevent misappropriation of our technology and misappropriations of our intellectual property have occurred in the past. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management's time and attention as a result and an adverse decision could have a negative impact on our business.

If we are deemed to infringe, misappropriate or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We are and may continue to be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our applications' functionality overlaps with competitive products and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. Claims may be occasionally asserted against us, and may have  infringements, misappropriation or claims alleging intellectual property violations asserted against us in the future. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, our licenses for any intellectual property of third parties that might be required for our products or services may not be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our clients at significant expense.

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

We will provide content for use by healthcare providers in treating patients. Third-party contractors provide us with most of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we intend to have product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, group purchasing arrangements made through government programs such as the Regional Extension Centers, and government action affecting reimbursement levels affecting physicians, hospitals, home health professionals or any combination thereof under Medicare, Medicaid and other government health programs. Our potential customers and the other entities with which we may have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations would be adversely affected. In addition, because cash from sales will fund some of our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise need.

The Health Information Technology for Economic and Clinical Health Act (HITECH) is resulting in new business imperatives, and failure to provide our clients with health information technology systems that are "certified" under HITECH could result in breach of some client obligations and put us at a competitive disadvantage.

HITECH, which is part of the American Recovery and Reinvestment Act of 2009 (ARRA), provides financial incentives for hospitals and doctors that demonstrate that they are "meaningful electronic health record users," and mandates use of health information technology systems that are "certified" according to technical standards developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. HITECH can adversely affect our business in at least three ways. First, if the Company invests and continue to invest in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve (the full Stage 2 requirements, for instance, are still in their early stages). Second,  new client prospects  may require us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the "meaningful use" and other requirements of HITECH, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Third, if for some reason we are not able to comply with these HITECH standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of other electronic health record vendors who have complied.

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

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians will be unique and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

Patient Information. As part of the operation of our business, our customers may provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information.

National standards and procedures under HIPAA include the "Standards for Electronic Transactions and Code Sets" (the Transaction Standards); the "Security Standards" (the Security Standards); and the "Standards for Privacy of Individually Identifiable Health Information" (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified "Health Care Transactions" conducted electronically. The Security Standards require the adoption of specified types of security for certain patient identifiable health information (called Protected Health Information). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as "health plans," "health care providers, "and "health care clearinghouses." We have reviewed our potential activities and believe that we are a Covered Entity to the extent that we will maintain a "group health plan" for the benefit of our employees. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA and HITECH. For our operating functions, we believe that we are a hybrid entity, with both covered and non-covered functions under HIPAA. The Payerpath portion of our business qualifies as a health care clearinghouse when it files electronic health care claims on behalf of health care providers that are subject to HIPAA and HITECH and we have instituted policies and procedures to comply with HIPAA and HITECH in that role. With respect to our other business functions, we do not believe we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse, the consequences would not be adverse to our business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called "Business Associates." Covered Entities must have a written "Business Associate Agreement" with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our potential customers are Covered Entities, and we will function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our potential customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers.

For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our potential customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for our potential customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our potential customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA or HITECH on our business and operations. In the event that the HIPAA or HITECH standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There may be  changes to state or federal laws that could materially restrict the ability of providers to submit information from patient records using our products and services.

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing (ePrescribing), which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the Federal level, however, on the use of ePrescribing for controlled substances and certain other drugs, including a new regulation enacted by the Drug Enforcement Association (DEA) in mid-2010. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect many additional states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final "E-Prescribing and the Prescription Drug Program" regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA's Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA's Prescription Drug Benefit. Other rules governing ePrescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This incentive program is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and which is known as the Physician Quality Reporting Initiative (PQRI). Eligible professionals do not need to participate in PQRI to participate in the ePrescribing Incentive Program, and both programs remain in effect in 2011 assuming compliance with certain requirements. To the extent that these new initiatives and regulations foster the accelerated adoption of ePrescribing and the Company is in the ePrescribing space, our business benefits from these incentive programs. But, HITECH is the most prominent incentive program since its passage, reducing the impact the MIPPA and PQRA programs have in spurring greater adoption of ePrescribing or other health information technology. Moreover, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Aspects of our clinical products could be affected by such regulation because of the need of our potential customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also are subject, as discussed above, to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides electronic health record systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our potential customers' compliance with these laws. Because this is a topic of increasing state and federal regulation, we continue to monitor legislative and regulatory developments that might affect our business practices as they relate to electronic health record systems, revenue cycle management systems, ePrescribing and others. We cannot predict the content or effect of possible future regulation on our business practices.

Claims Transmission. Our system could electronically transmits claims for prescription medications dispensed by physicians to patients' payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We intend to have in place policies and procedures that we believe assure that all claims that are transmitted by our system are accurate and complete, provided that the information given to us by our potential customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers' HIPAA compliance obligations. Furthermore, to the extent that there is some type of security breach, it could have a material adverse effect on our business.

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

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) ("PPACA") and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the "Reconciliation Act"), which amends the PPACA (collectively the "Health Reform Laws"), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our potential customers. Some of these provisions may have a positive impact by implementing reimbursement programs that reward providers for patient-centered, health IT-dependent activities (e.g., Accountable Care Organizations), for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our potential customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our potential customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our potential customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to  potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing potential customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as the VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. There may not be a market for our products and services that will develop and, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

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

We intend on working to expand operations in markets outside North America.  These efforts may not be  successful. We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only in the United States. We may not generate sufficient revenues from international business to cover these expenses. The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements and standards, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these requirements and risks may preclude us from operating in some markets.

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

Foreign operations present certain additional risks, including:

●	The general economic and political conditions existing in those countries;

●	Difficulties in staffing and managing our foreign offices, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

●	Devaluations and fluctuations in currency exchange rates;

●	Imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

●	Imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

●	Imposition or increase of investment and other restrictions by foreign governments;

●	Longer payment cycles; and

●	Greater difficulties in accounts receivable collection.

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

Plan of Operation

Accelera Innovations, Inc. (“Accelera”), a Delaware corporation, is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

LICENSED TECHNOLOGY OVERVIEW

1.	Data Forms - Topical Network Data Warehouse Architecture
2.	Axiom – Healthcare Specific Business Rules Engine.
3.	Kinetic Forms – A Dynamic Web Page Generator.
4.	VT Secure – Enterprise Security Framework
5.	Patient Portal
6.	Self-Management Disease Modules
7.	Provider Portal
8.	Private Label Applications

SOFTWARE DESCRIPTION

The Accelera Health Care Framework / Multi Vertical Health Care (MVHC) Technology comprises a suite of eight separate technologies described below;

Health Care Framework, Security, Business Rules, Data Integration, Patient Assessment, Medical Alerts, Biometric integration, Secure communication and networking, Data Mining on Large Data Sets (Mega Data).

Security Framework, Integrated into the Accelera’s Healthcare Framework is designed to provide enterprise level application and data security.

Assessment Engine: For clinical and self-health care and Wellness management.

Parallel Processing Data Mining Engine:  Patient Identification, Medical Informatics, Content Personalization.

Suite of Products:

Data Forms –Topical Network, a data forming technology and framework that is designed to organize and efficiently deliver relevant information for large data sets (Mega Data) and which can ingest any data format into well-organized data structure designed specifically to communicate the other components of the Accelera Framework.

Axiom – Business Rules Engine is designed specifically for Healthcare which is data mining engine. Axiom is a parallel or simultaneous processing rules engine designed to apply complex rule-sets on very large dimensional data input to produce multiple result outputs.

Kinetic Forms – Dynamic Webpage Generator, a dynamic web based assessment engine that is intended to interfaces with data forms and Axiom.

VT Secure – Integrated into the Accelra Healthcare Framework, is designed to  provide enterprise level security and is intended to protect applications and data and is designed to provide performance and scalability for secure medical data mining.

Patient Portal - Consumer-facing internet-based technology that is designed to encompass the following:

•
Connect between patient and provider through a fully secure two-way Patient Portal, including After Visit Summaries, patient messaging and care plan adherence alerts based on relevant health care protocols

•	Display relevant patient and care plan information in easy-to-understand onscreen and printable displays for patients and triaged formatting for caregivers.
•	Provide patient behavior modifications self-management modules
•	Allow third party access into the patient portal
•	Create Personal Health Records (PHR) that are personalized based on patient condition for patient care and messaging

Self-Management Disease Modules - Provider and Consumer-facing internet-based technology that is designed to encompass the following:

•	Interactive disease management tools that focus on chronic health conditions. It is designed to include content indexed to specific triggers within a disease state
•	Personalized based on National Drug Code (NDC), and Current Procedural Terminology (CPT4) codes
•	Proprietary messaging based on CMS Medicare/Medicaid established triggers
•	Valid and reliable behavioral health triggers that facilitate care plan adherence and compliance

Provider Portal - Provider-facing internet-based technology that is designed to encompass the following:

•	Dashboard access to Patient Portal inputs at the patient level
•	Summary access to disease management adherence & compliance messaging alerts
•	Direct input into patient health records
•	Direct recommendations to the patient

Private Label Applications

Accelera EMR- A certified Electronic Medical Record application designed to be used primarily in physician offices to automate the patient’s clinical chart and meet the ARRA (Federal Mandated Meaningful Use) criteria.

Accelera PM -The Practice Management application designed to be used primarily in physician offices to automate the physician’s revenue cycle management system.

Accelera Patient Portal - The Patient Portal application designed to be used as a communication tool between patient and physician office staff. This application is intended to allow the patient to access their medical record information in a secure environment.

Accelera HIE - The Health Information Exchange application is intended to allow  providers and payors of healthcare to exchange secure data by creating the continuum of care for the patient, and decreasing healthcare cost.

Accelera ACO - The Accountable Care Organization application needed to operate an ACO environment. This application is designed to offers the ACO business the ability to report to CMS the usage of Medicare benefits and is intended to provide tools to lower the cost of patient care.

Accelera HIS - The Hospital Information System application is designed to includes all applications to manage most hospital information systems. The department applications included in the HIS are as follows:

Patient Master; Appointments, Outpatient Management; Inpatient Management; Emergency Department; Patient Billing; Claims Management; Provider Fee Management; Accounts Receivable; Duplicate Registration; Medical Records; System Master; System Configuration, Resource Scheduler; CPOE; Clinical Decision Support System; Clinical Documentation; Barcode Medication Administration; Laboratory Management System; Radiology System; PACS; Pharmacy Management System; Materials/Supply Management System; Operating Room Management System; Nursing Management; Blood Bank System; Dietary Management System; Hospital Patient Portal.

Accelera, intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“software-as-a-service” also known as “SaaS”) to the healthcare industry. The Company intends on positioning itself as a technology and service solution for providers and payers such as the hospitals, medical offices, medical insurance companies, Accountable Care Organizations, Patient Centered Medical Homes, and Provider Service Networks who are seeking to create an interoperable technology platform that is patient-centric.

The coordinated care would begin with the office visit using the Accelera Practice Management and Electronic Medical Record applications. The provider may also access disparate patient consults and share the patient’s record using the Accelera Health Information Exchange and Portal.  When the patient is admitted to the hospital setting, all of the functions are intended tobe automated using the Accelera Hospital Information System. The physician would continue to have full access to the patient’s information to receive accurate and efficient information. If the primary care physician is part of an Accountable Care Organization, then those reports required by Center for Medicare and Medicaid will be created and distributed using the Accelera Accountable Care Organization application.

The Accelera Patient Management Record is designed to identify patients with preventable, yet escalating associated costs, then directs intense online self-management services to improve the quality-of-life for the patient and deliver more effective health information. Patients would be electronically triaged using the Center for Medicare and Medicaid (CMS) rule-set for disease management, as well as proprietary evidence-based disease management rules. These rules are based on clinical standards from major health organizations.. This is intended to allow providers, as well as patients, to monitor care through targeted interventions. The technology platform is intended to allow healthcare providers to anticipate patient care needs, motivate patient compliance, activate evidence-based standards of care, and improve efficiency.

The Accelera Analytic product is designed for potential customers that  include healthcare payers, provider organizations, government entities worldwide, and employer groups. Accelera products are designed to identify, analyze, and minimize healthcare risk by data mining and predictive analysis while containing costs and improving the quality of care. Accelera also intends to develop modeling software to predict medical costs and help improve the financing, organization, and delivery of health services.

The Accelera Security solution is designed to reduce or stop the security breach at the point of care, by auditing the user and encasing the applications in a discrete shell.  Without proper access, the application will separate the data elements from each other, patient name will not be associated with demographic or clinical information.   Patient data is split into two parts, the patient identifier is separated from the clinic/medical data and both are encrypted. An encrypted data key unlocks the dual encryption bringing the information together and is intended to increase patients’ confidence in the information technology utilized.

The Accelera Solution is designed to improve patient care, reduce costs, eliminate redundant data entry, improve operational efficiency, but most importantly, bring together long term needs of the caregivers and is intended to satisfy the business requirements of the healthcare enterprise.

 The intended benefits of our solutions for potential customers include:

•	Lowers administration costs through a less invasive call-back system - email alerts, text messages, online alerts

•
A benefit of batch health care analytics is the use of "predictive modeling across multiple clinical conditions.  This process is designed to identify undiagnosed conditions for patients within an insurer's patient population, or suggest interventions to prevent conditions from developing.

•	Reducing occurrences and cost related to a healthcare data breaches.

•	Reducing the hardware environment and cost by using our cloud technology.

•	Increased Mobility.

•	Improving patient care and safety.

•	Helping healthcare organizations maintain their market positions and meet their financial commitments.

Our current plans, predicated on raising $35,000,000 from the sale of 5,000,000 shares of common stock in this offering and will allow the Company to meet the milestones and requirements of its Business Plan and avoid discontinuation of the license. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, sales and marketing, $17,680,122 will be used for infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

We expect to use the proceeds from this offering for infrastructure and software, sales and marketing, employee compensation, legal fees, accounting fees, rent and other payables to deploy our technology. The Company’s technology platform is fully functional in its current state and is anticipated to be marketed into metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2012, and approximately $19 million through December 31, 2013 for general corporate purposes, for which proceeds we have an estimated plan. In detail, over the first twelve months after financing it is estimated that the Company will utilize an estimated $24 million of this offering for the following milestones: Infrastructure; Transfer our licensed software technology from internal Company servers to a data center facility with redundant backup systems, it is estimated this will take three months at an estimated cost of $3 million and an estimated  $250,000 per month thereafter for expansion and service fees totaling $5.2 million over the first twelve months from financing. Software Fees: Under our Licensing Agreement with Synergistic Holdings LLC, the Company is to pay $5 million on July 13, 2012 that was verbally extended by Licensor to October 13, 2012 and $7.5 on April 13 2013 for a total of $12.5 million in licensing fees over the next twelve months. Sales and Marketing: The Company intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“Software-as-a-Service” also known as “SaaS”) to the healthcare industry. It is estimated that the Company will grow from the current three full time employees marketing the product to twenty-three within the next six months including management, advertising, tradeshows and travel expenses at an estimated cost of 2.2 million and growing to fifty-seven people including management and all sales and marketing activity within the next twelve months totaling an estimated cost of $5.3 million. Legal fees, Accounting fees, Rent and other payables: The Company estimates these fee to be an estimated $950,000 over the next twelve months. The above mentioned expenditures meet the Company’s requirement under the Licensing Agreement to advance the licensed technology as agreed.

It’s estimated that if the Company cannot accomplish the milestones described above due to lack of financing the Company’s product offering will be delayed. The minimum amount of capital the Company needs to raise over the next twelve months is $1 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $35,000,000 estimated to be required.

Our business may not materialize in the event we are unable to execute on our plan described in this prospectus.  The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by  July 13, 2012 that was verbally extended by Licensor to October 13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

The principal purposes of this offering are to obtain additional capital, to create a public market for our common stock, facilitate future access to public equity markets, increase awareness of our company among potential customers, enter into metropolitan markets, broaden our scope of care, and create our competitive position. We believe that the net proceeds from this offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements.

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

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	8/28/2008
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011
3.3	Bylaws of the Company	10	3.2	11/14/2011
10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011
10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011
10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011	10-K	10.4	4/16/2012	✓
10.6	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	4/16/2012	✓
24.1	Powers of Attorney. (Contained on Signature Page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelera Innovations, Inc.

	By:	/ S / John Wallin
Dated: August 21, 2012		John Wallin Chief Executive Officer

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

Signature	Title	Date

/ S / John Wallin John Wallin	Chief Executive Officer (Principal Executive Officer)	August 21, 2012

/ S / John Wallin John Wallin	Chief Financial Officer (Principal Financial and Accounting Officer)	August 21, 2012

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	8/28/2008
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011
3.3	Bylaws of the Company	10	3.2	11/14/2011
10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011
10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011
10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011	10-K	10.4	4/16/2012	✓
10.6	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	4/16/2012	✓
24.1	Powers of Attorney. (Contained on Signature Page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓