Form 10-Q
period 2012-06-30
ACCELERA INNOVATIONS, INC.
filed 2012-08-22
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53392

Accelera Innovations, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2517763
 (I.R.S. Employer Identification Number)

20511 Abbey Drive
Frankfort, Illinois 60423
 (Address of Principal Offices)

(866) 866-0758
 (Issuer’s Telephone Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State sure Format (Check one):Yes ☐No ☒

Accelera Innovations, Inc.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of June, 2012 (unaudited) and December 31, 2012 (audited)	3

	Statements of Operations for the six months ended June 30, 2012 and for the six months ended June 30, 2011 and for the cumulative period from inception (April 29, 2010) through June 30, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit)	5

	Statements of Cash Flows for the six months ended June 30, 2012 and for the six months ended June 30, 2011 and for the cumulative period from inception (April 29, 2010) to June 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$5,874

	$200	$5,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$20,307	$-

Total liabilities	20,307	-

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,539,975 and 21,311,812 shares issued and outstanding	2,131	2,054
Additional paid-in capital	3,527,228	179,901
Accumulated deficit	(3,549,466)	(176,081)

Total stockholders’ Equity	(20,107)	5,874

LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$5,874

The accompanying notes are an integral part of these financial statements.

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Inception
	Three months ended		Six months ended		(April 29, 2008) through June 30, 2012
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	(Cumulative)
			(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	3,339,994	11,250	3,373,385	13,850	3,549,466

Total operating expenses	3,339,994	11,250	3,373,385	13,850	3,549,466

Net loss	$(3,339,994)	$(11,250)	$(3,373,385)	$(13,850)	$(3,549,466)

Basic and diluted net loss per share	$(0)	(0.00)	$(0)	(0.00)

Shares used in basic and diluted net loss per share calculation	21,311,812	17,945,055	21,311,812	17.945,055

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	$3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700	-		1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900

Shareholder debt, forgiven			16,355		16,355

Net loss				(158,442)	(158,442)

Balance, December 31, 2011	20,539,975	$2,054	$179,901	$(176,081)	$5,874

Stock issued for cash, January 3, 2012, at $4.00	1500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Shareholder Advance, February 24, 2012,			27		27
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100
Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		12,000
Net loss (unaudited)				(33,391)	(33,391

Balance, March 31, 2012	20,546,887	$2,056	$207,576	$(209,472)	$160
Stock issued for cash, April 3, 2012, at $4.00	5,000	-	20,000		20,000
Stock issued for cash, April 7, 2012, at $4.00	2,000	-	8,000		8,000
Stock issued for cash, April 13, 2012, at $4.00zzzzzzz	5,000		20,000		20,000
Stock repurchase for cash April 14, 2012	(75)		(75)
Stock issued for cash, May 2, 2012, at $4.00	3,000		12,000		12,000
Shareholder advance			20,307		20,307
Net loss/ comprehensive loss				(3,339,994)	(3,339,994)
Stock-based compensation expense included in net loss	750,000		3,259,727		3,259,727

Balance, June 30, 2012	21,311,812	$2131	3,547,535	(3,549,466)	200

The accompanying notes are an integral part of these financial statements.

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	Inception (April 29, 2008) through June 30, 2012 (Cumulative)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,373,385)	$(13.850)	(3,549,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	20,307	5,000	20,307
Stock-based compensation	3,259,659	-	3,259,659

Net cash used in operating activities	(93,419)	(18,850)	(269,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	87,648	1,700	249,393
Shareholder debt, forgiven	27
Shareholder advances	20,307	17,150	20,307
Net Cash Provided by Financing Activities	108,011	18,850	269,700
Net increase (decrease) in cash and cash equivalents	(5,674)	-	200

Cash and equivalents at beginning of period	5,874	116	—
Cash and equivalents at end of period	$200	$116	200

The accompanying notes are an integral part of these financial statements.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

1. Organization and Basis of Presentation

Organization

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 22, 2011, the Company entered into a Licensing Agreement with our majority shareholder Synergistic Holdings, LLC pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software that is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers.

As a result of entering into the licensing agreement and undertaking efforts into the research, development and deployment of its product candidates, the Company ceased to be a shell company. The Company operates in one reportable business segment, the development and commercialization of products to improve human healthcare.

Under the terms of the license agreement entered into on August 22, 2011, if the Company does not raise a minimum of US $5,000,000 of additional funding by July 13, 2012 that was verbally extended by Licensor to October 13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the advancement of its licensed technology over the next three years it may lose its rights to our technology.

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

Accelera Innovations, Inc. (“Accelera”) is a healthcare service company that will initially focus on its sole asset that was licensed to the Company by Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software that is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that is designed to allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is intended to be accomplished through the proprietary technology, which is intended to identify and measure the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers the information to insurance companies, doctors, hospitals, and employers.

Basis of Presentation.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. A company shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists: (1) Planned principal operations have not commenced. (2) Planned principal operations have commenced, but there has been no significant revenue therefrom.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2012, the Company had a net loss of $3,373,385 and an accumulated deficit during development stage of3,549,466. As of June 30, 2012, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes from its director and officers until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Stock-based Compensation

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

During the three months ended June 30, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 3,750,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.0001 per share. The Company granted options to these officers at the $0.0001 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $2 million in financing.

The Company has estimated the value of common stock into which the options are exercisable at $4 per share for financial reporting purposes. This amount was determined based on the price our stock was sold for in past private placements, the minimum stock price required for listing on any Nasdaq market, and the amount also approximates a $85 million valuation for the entire Company, which is considered “micro-cap” by most equity analysts. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founder and other private investors of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended June 30, 2012 was $15,000,000. The Company recognized stock-based compensation expense of $3,259,984 and $0 during the three months and six months ended June 30, 2012, respectively, which was all included in general and administrative expenses. As of June 30, 2012, there was $11,740,016 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.6 years.

The Company has reserved a total of 5,125,000 shares of common stock for issuance under its stock award plan, and 1,375,000 of these shares remained available for future issuance as of June 30, 2012.

3. Significant Accounting Policies

The significant accounting policies followed are:

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. June 30, 2012, the Company did not have any potentially dilutive common shares.

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

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

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

4. Equity Transactions

The Company has two classes of stock, preferred and common. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of June 30, 2012. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized.

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

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

From the period beginning April 1, 2012 through June 30, 2012, the Company issued 15,000 shares of common stock, at $4.00 per share in cash, for a total amount of $60,000.

On April 26, 2012, the Company entered into an employment agreement with John F. Wallin., as the President and Chief Executive Officer “CEO” of the Company. In consideration of the services, the Company agreed to issue a stock option to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (350,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (29,166 shares per month) at the end of each month over a 48-month period.  Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

On April 26, 2012, the Company entered into an employment agreement with James R. Millikan, as the Chief Operating Officer “COO” of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period.  Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

On, April 26, 2012, the Company entered into an employment agreement with Cynthia Boerum, as the Chief Strategic Officer “CSO” of the Company reporting to the President and CEO.  In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period.  Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

There are no warrants, or other common stock equivalents outstanding as of June 30, 2012.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2012 the Company had a loss and for the period April 29, 2008 (date of inception) through June 30, 2012. The net operating losses resulting from operating activities result in deferred tax assets of approximately $269,500 at the effective statutory rates which will expire by the year 2031. The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended June 30, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accelera Innovations, Inc. (“we”, “our”, “us” “Accelera” or the “Company”), a Delaware corporation, is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that is intended to provide interoperable technology improving the quality of care while reducing the cost .

Results of Operations

For the three months ending June 30, 2012, the Company had no revenues and incurred general and administrative expenses of $3,339,994.

For the period from inception (April 29, 2008) through June 30, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(3,549,466), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

During the three months ended June 30, 2012, which was the second quarter of our fiscal year ending December 31, 2012, we had no revenue and incurred general and administrative expenses of $3,339,994. Our net loss was $3,339,994, due to the general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2013 consisted of $3,259,727 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Operations Officer and Chief Strategic Officer, and $80,300 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the six months ended June 30, 2012, we had no revenue and incurred general and administrative expenses of $3,373,385. Our net loss was $3,373,385, due to general and administrative expenses. General and administrative expenses for the first six months of fiscal 2012 consisted of $3,259,727 for the estimated fair value of stock-based compensation and $113,698 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our executive officers was based on the employment agreements with John F. Wallen, our Chief Executive Officer, James R. Millikan, our Chief Financial Officer, and Cynthia Boerum, our Chief Strategic Officer, which provide for 1,750,000, 1,000,000 and 1,000,000 stock options, respectively. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option immediately after the effective date of the agreement April 26, 2012, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. Options have been valued using the Black-Scholes Model, which was not materially different than the shares current valuation, for a total compensation value to be recognized over the vesting term of the agreement, in the amount of $15,000,000. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Accelera Innovations, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Our common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to current investor, the founder of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $85 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with product ready for market. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the six months ending June 30, 2012 by approximately $814,931, so that a $3 estimated value for Company’s common stock ($1 less per share) would result in lower general and administrative expenses and a higher estimated value for the Company’s common stock would higher general and administrative expenses. Due to the lower exercise price offered to our executive offers in their employment contracts ($0.0001 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

General and administrative expenses were higher in the fiscal periods ended on June 30, 2012 compared to the periods ended June 30, 2011 (fiscal 2011) because:

•	We were no longer a shell company for the fiscal 2012 periods,
•	We incurred travel costs as we seek to develop our products and secure funding for further development and commercialization,

•	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 periods, and
•	We incurred much higher costs for stock based compensation, as noted above, compared to no stock-based compensation in the fiscal 2011 period.

To date, our general and administrative expenditures, which in most other cases are paid in cash include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the periods ended June 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our product candidates

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $200 and had current liabilities of $0 as of June 30, 2012.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through June 30, 2012

Operating activities	$(269,500)
Investing activities	-
Financing activities	$269,700

Net effect on cash	$200

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

We expect to use the proceeds from this offering for infrastructure and software, sales and marketing, employee compensation, legal fees, accounting fees, rent and other payables to deploy our technology. The Company’s technology platform is fully functional in its current state and is anticipated to be marketed into metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2012, and approximately $19 million through December 31, 2013 for general corporate purposes, for which proceeds we have an estimated plan. In detail, over the first twelve months after financing it is estimated that the Company will utilize an estimated $24 million of this offering for the following milestones: Infrastructure; Transfer our licensed software technology from internal Company servers to a data center facility with redundant backup systems, it is estimated this will take three months at an estimated cost of $3 million and an estimated $250,000 per month thereafter for expansion and service fees totaling $5.2 million over the first twelve months from financing. Software Fees: Under our Licensing Agreement with Synergistic Holdings LLC, the Company is to pay $5 million on October 13, 2012 and $7.5 on April 13 2013 for a total of $12.5 million in licensing fees over the next twelve months. Sales and Marketing: The Company intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“Software-as-a-Service”) also known as “SaaS”) to the healthcare industry. It is estimated that the Company will grow from the current three full time employees marketing the product to twenty-three within the next six months including management, advertising, tradeshows and travel expenses at an estimated cost of 2.2 million and growing to fifty-seven people including management and all sales and marketing activity within the next twelve months totaling an estimated cost of $5.3 million. Legal fees, Accounting fees, Rent and other payables: The Company estimates these fee to be an estimated $950,000 over the next twelve months. The above mentioned expenditures meet the Company’s requirement under the Licensing Agreement to advance the licensed technology as agreed.

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

Our business may not materialize in the event we are unable to execute on our plan described in this prospectus. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by October 13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the advancement of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 11, 2012.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Documents

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2012
ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Documents

* To be filed by amendment