Form 10-K/A
period 2011-12-31
ACCELERA INNOVATIONS, INC.
filed 2012-10-31
CIK 1444144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendedment No. 2

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [X] No

    State issuer's revenues for its most recent fiscal year: $0.00

    As of December 31, 2011 there were 20,539,975 shares of the registrant’s common stock outstanding.

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

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

In order to meet our need for cash we are attempting to raise money from the primary offering. There is no assurance that we will be able to raise enough money through the primary offering to stay in business. Whatever money we do raise, will be applied first to costs of this offering and then to deploy the Company’s licensed technology. If we do not raise all of the money we need from the primary offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or director or others. Our director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through the primary offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease business entirely.

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

Our business may not materialize in the event we are unable to execute on our plan described herein.   The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by  July 13, 2012 that was verbally extended by Licensor to October 13, 2012, an additional $7,500,000 by April 13, 2013, an additional $10,000,000 April 13, 2014 and an additional $7,500,000 by April 13, 2015 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

The principal purposes of our offering  will be to obtain additional capital, to create a public market for our common stock, facilitate future access to public equity markets, increase awareness of our company among potential customers, enter into metropolitan markets, broaden our scope of care, and create our competitive position. We believe that the net proceeds from this offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements.

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

Accelera Innovations, Inc.

	By:	/ S / John Wallin
Dated: October 31, 2012		John Wallin Chief Executive Officer

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

Signature	Title	Date

/ S / John Wallin John Wallin	Chief Executive Officer (Principal Executive Officer)	October 31, 2012

/ S / John Wallin John Wallin	Chief Financial Officer (Principal Financial and Accounting Officer)	October 31, 2012

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	8/28/2008
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011
3.3	Bylaws of the Company	10	3.2	11/14/2011
10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011
10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011
10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011
10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011	10-K	10.4	4/16/2012	✓
10.6	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	4/16/2012	✓
24.1	Powers of Attorney. (Contained on Signature Page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓