Form 10-Q
period 2012-09-30
ACCELERA INNOVATIONS, INC.
filed 2012-11-14
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,311,812 shares of common stock, par value $.0001 per share, outstanding as of November 13, 2012.

Accelera Innovations, Inc.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2012 (audited)	3

	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the cumulative period from inception (April 29, 2010) through September 30, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit) (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the cumulative period from inception (April 29, 2010) to September30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Reserved and Removed)	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$200	$5,874
Stock subscription receivable		-
Total Current Assets	200	5,874

TOTAL ASSETS	$200	$5,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Shareholder advances		-
Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
21,311,812 and 20,539,975 shares issued and outstanding	2,131	2,054
Additional paid in capital	4,537,484	179,901
Accumulated deficit during development stage	(4,539,415)	(176,081)
Total Stockholders' Equity	200	5,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200	$5,874

The accompanying notes are an integral part of these financial statements.

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					April 29, 2008
					(inception)
	For the Three Months Ended		For the Nine Month Periods Ended		through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

EXPENSES
Operating Expenses
Professional fees					-
Public expense					-
General and administrative	749,976	6,800	4,363,334	20,650	4,539,415
Total operating expenses	749,976	6,800	4,363,334	20,650	4,539,415

NET LOSS	$(749,976)	$(6,800)	$(4,363,334)	$(20,650)	$(4,539,415)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.00)	$(0.17)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,311,812	20,502,527	20,806,783	12,134,887

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity

			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700			1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900
					-
Forgiveness of shareholder loans			16,355		16,355
					-
Net loss				(158,442)	(158,442)

Balance, December 31, 2011	20,539,975	2,054	179,901	(176,081)	5,874

Stock issued for cash, January 3, 2012, at $4.00	1,500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1,000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100
Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, April 3, 2012, at $4.00	5,000	1	19,999		20,000
Stock issued for cash, April 7, 2012, at $4.00	2,000	-	8,000		8,000
Stock issued for cash, April 13, 2012, at $4.00	5,000	1	19,999		20,000
Stock repurchase for cash April 14, 2012	(75)	-	(300)		(300)
Stock issued for cash, May 2, 2012, at $4.00	3,000	-	12,000		12,000

Forgiveness of shareholder loans		-	20,334		20,334
Stock issued for services	750,000	75	2,999,925		3,000,000
Valuation of options, net of issuance recognized			1,249,976		1,249,976

Net loss (unaudited)				$(4,363,334)	$(4,363,334)

Balance, September 30, 2012	21,311,812	2,131	4,537,484	(4,539,415)	200

The accompanying notes are an integral part of these financial statements.

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 29, 2008	April 29, 2008
			(inception)	(inception)
	For the Nine Month Periods Ended		through	through
	September 30,		September 30,	December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,363,334)	$(20,650)	$(4,539,415)	$(176,081)
Adjustment to reconcile net loss to net
cash provided by operations:
Stock based compensation	4,249,976		4,249,976
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	(5,000)	-	-
Net Cash Provided by Operating Activities	(113,358)	(25,650)	(289,439)	(176,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	87,350	11,700	252,950	165,600
Advances	20,334	17,950	36,689	16,355
Net Cash Provided by Financing Activities	107,684	29,650	289,639	181,955

Net increase (decrease) in cash and cash equivalents	(5,674)	4,000	200	5,874
Cash and cash equivalents, beginning of period	5,874	116	-	-
Cash and cash equivalents, end of period	$200	$4,116	$200	$5,874

The accompanying notes are an integral part of these financial statements.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through September 30, 2012
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

Basis of Presentation.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to a development stage companies. A company shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists: (1) Planned principal operations have not commenced. (2) Planned principal operations have commenced, but there has been no significant revenue therefrom.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through September 30, 2012
(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2012, the Company had a net loss of $749,494 and an accumulated deficit during development stage of 4,539,415. As of September 30, 2012, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes from its director and officers until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended September 30, 2012, the Company did not enter into any agreements under which it agreed to grant stock-based compensation to any employees or any others. During the nine months ended September 30, 2012, the Company entered into employment agreements under which it agreed to grant options to purchase 3,750,000 shares of common stock to its officers. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date each of the officers commenced employment and will have an exercise price of $0.0001 per share. The Company granted options to these officers at the $0.0001 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $2 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended September 30, 2012 was $0. The Company recognized stock-based compensation expense of $749,976 and $4,249,976 during the three months and nine months ended September 30, 2012, respectively, which was all included in general and administrative expenses. As of September30, 2012, there was $10,750,024 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years.

The Company has reserved a total of 5,125,000 shares of common stock for issuance under its stock award plan, and 1,375,000 of these shares remained available for future issuance as of September 30, 2012.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through September 30, 2012
(unaudited)

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. September 30, 2012, the Company did not have any potentially dilutive common shares.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through September 30, 2012
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

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

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through September 30, 2012
(unaudited)

4. Equity Transactions

The Company has two classes of stock, preferred and common. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of September 30, 2012. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized.

At inception, the Company has issued 5,000,000 shares of restricted common stock to the incorporator for initial funding, in the amount of $4,000.

On September 16, 2011, the Company issued 17,000,000 shares of common stock in exchange for licensing agreement and consulting agreement. In association with the change in control and exchange, the former majority shareholder tendered 3,750,000 shares of common stock in exchange for option to purchase 2,250,000 shares. The option was exercised.

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

There are no warrants, or other common stock equivalents outstanding as of September 30, 2012.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through September 30, 2012
(unaudited)

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2012 the Company had a loss and for the period April 29, 2008 (date of inception) through September 30, 2012. The net operating losses resulting from operating activities result in deferred tax assets of approximately $269,500 at the effective statutory rates which will expire by the year 2031. The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended September 30, 2012.

6. Subsequent Events

On November 12, 2012, the Company entered in to verbal agreement with Synergistic Holdings LLC to extend the payment due under the August 22, 2011 license agreement. Pursuant to the agreement, Synergistic Holdings LLC agreed to extend a five million dollar ($5,000,000) payment that was due October 13, 2012 until January 1, 2013.

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

Results of Operations

For the three months ending September 30, 2012, the Company had no revenues and incurred general and administrative expenses of $749,976.

For the period from inception (April 29, 2008) through September 30, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(4,539,415), mostly due to employee stock based compensation expenses, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, filling  Form S-1 with the SEC in May of 2012 and other related compliance matters.

During the three months ended September 30, 2012, which was the third quarter of our fiscal year ending December 31, 2012, we had no revenue and incurred general and administrative expenses of $749,976. Our net loss was $749,976, due to the general and administrative expenses. General and administrative expenses for the third quarter of fiscal 2013 consisted of $749,976 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Operations Officer and Chief Strategic Officer, and $0 for travel and administrative support..

For the nine months ended September 30, 2012, we had no revenue and incurred general and administrative expenses of $4,363,334. Our net loss was $4,363,334, due to general and administrative expenses. General and administrative expenses for the first nine months of fiscal 2012 consisted of $4,249,976 for the estimated fair value of stock-based compensation and $113,358 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

The estimated value of stock based compensation for our executive officers was based on the employment agreements with John F. Wallen, our Chief Executive Officer, James R. Millikan, our Chief Financial Officer, and Cynthia Boerum, our Chief Strategic Officer, which provide for 1,750,000, 1,000,000 and 1,000,000 stock options, respectively. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option immediately after the effective date of the agreement April 26, 2012, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. Options have been valued using the Black-Scholes Model, which was not materially different than the shares current valuation, for a total compensation value to be recognized over the vesting term of the agreement, in the amount of $15,000,000. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Accelera Innovations, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Our common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to current investor, the founder of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $85 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with product ready for market. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the nine months ending September 30, 2012 by approximately $814,931, so that a $3 estimated value for Company’s common stock ($1 less per share) would result in lower general and administrative expenses and a higher estimated value for the Company’s common stock would higher general and administrative expenses. Due to the lower exercise price offered to our executive offers in their employment contracts ($0.0001 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

General and administrative expenses were higher in the fiscal periods ended on September 30, 2012 compared to the periods ended September 30, 2011 (fiscal 2011) because:

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the periods ended September 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our product candidates

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $200 and had current liabilities of $0 as of September 30, 2012.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through September 30, 2012

Operating activities	$(289,439)
Investing activities	-
Financing activities	$289,639

Net effect on cash	$200

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

Parallel Processing Data Mining Engine:  Patient Identification, Medical Informatics, Content Personalization.

•
Connects between patient and provider through a fully secure two-way Patient Portal, including After Visit Summaries, patient messaging and care plan adherence alerts based on relevant health care protocols

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

Provider Portal - Provider-facing internet-based technology that encompasses the following:

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

Accelera HIS - The Hospital Information System application is designed to includes all applications to manage most hospital information systems. The department applications included in the HIS are as follows

Patient Master; Appointments, Outpatient Management; Inpatient Management; Emergency Department; Patient Billing; Claims Management; Provider Fee Management; Accounts Receivable; Duplicate Registration; Medical Records; System Master; System Configuration, Resource Scheduler; CPOE; Clinical Decision Support System; Clinical Documentation; Barcode Medication Administration; Laboratory Management System; Radiology System; PACS; Pharmacy Management System; Materials/Supply Management System; Operating Room Management System; Nursing Management; Blood Bank System; Dietary Management System; Hospital Patient Portal.

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

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

We have limited cash reserves which as of September 30, 2012, totaled $200. Until we actually commence our deployment program, our monthly cash requirements are minimal.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are ineffective because of the identification of a material weakness in our internal control over financial reporting which included  clerical errors  identified  by Management on Form 10-Q for the second quarter of fiscal year 2013 ended June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2012
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