Form 10-Q/A
period 2012-06-30
ACCELERA INNOVATIONS, INC.
filed 2012-11-15
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,311,812 shares of common stock, par value $.0001 per share, outstanding as of October 31, 2012.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

Accelera Innovations, Inc.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of June, 2012 (unaudited) and December 31, 2012 (audited)	3

	Statements of Operations for the six months ended June 30, 2012 and for the six months ended June 30, 2011 and for the cumulative period from inception (April 29, 2010) through June 30, 2012 (unaudited)	4

	Statement of Stockholder's Equity	5

	Statements of Cash Flows for the six months ended June 30, 2012 and for the six months ended June 30, 2011 and for the cumulative period from inception (April 29, 2010) to June 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Reserved and Removed)	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	2012	2011
	(Restated)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$200	$5,874
Stock subscription receivable		-
Total Current Assets	200	5,874

TOTAL ASSETS	$200	$5,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Shareholder advances		-
Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
21,311,812 and 20,539,975 shares issued and outstanding	2,131	2,054
Additional paid in capital	3,787,508	179,901
Accumulated deficit during development stage	(3,789,439)	(176,081)
Total Stockholders' Equity	200	5,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200	$5,874

 The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

					April 29, 2008
					(inception)
	For the Three Months Ended		For the Six Month Periods Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
	(Restated)	(Unaudited)	(Restated)	(Unaudited)	(Restated)

Revenues	-	-	-	-	-

EXPENSES
Operating Expenses
Professional fees					-
Public expense					-
General and administrative	3,579,967	4,991	3,613,358	7,591	3,789,439
Total operating expenses	3,579,967	4,991	3,613,358	7,591	3,789,439

NET LOSS	$(3,579,967)	$(4,991)	$(3,613,358)	$(7,591)	$(3,789,439)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.00)	$(0.18)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,559,736	7,554,945	20,551,494	6,277,473

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	$3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700			1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900
					-
Forgiveness of shareholder loans			16,355		16,355
					-
Net loss				(158,442)	(158,442)

Balance, December 31, 2011	20,539,975	2,054	179,901	(176,081)	5,874

Stock issued for cash, January 3, 2012, at $4.00	1,500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1,000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100
Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		1,2000
Stock issued for cash, April 3, 2012, at $4.00	5,000	1	19,999		20,000
Stock issued for cash, April 7, 2012, at $4.00	2,000	-	8,000		8,000
Stock issued for cash, April 13, 2012, at $4.00	5,000	1	19,999		20,000
Stock repurchase for cash April 14, 2012	(75)	-	(300)		(300)
Stock issued for cash, May 2, 2012, at $4.00	3,000	-	12,000		12,000

Forgiveness of shareholder loans		-	20,334		20,334
Stock issued for services	750,000	75	2,999,925		3,000,000
Valuation of options, net of issuance recognized			500,000		500,000

Net loss (unaudited)				(3,613,358)	(3,613,358)

Balance, June 30, 2012 (Restated)	21,311,812	$2,131	$3,787,508	$(3,789,439)	$200

 The accompanying notes are an integral part of these financial statements.

ACCELERA INOVATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 29, 2008	April 29, 2008
			(inception)	(inception)
	For the Six Month Periods Ended		through	through
	June 30,		June 30,	December 31,
	2012	2011	2012	2011
	(Restated)	(Unaudited)	(Restated)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,613,358)	$(13,850)	$(3,789,439)	$(176,081)
Adjustment to reconcile net loss to net
cash provided by operations:
Stock based compensation	3,500,000		3,500,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	(5,000)	-	-
Net Cash Provided by Operating Activities	(113,358)	(18,850)	(289,439)	(176,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	87,350	1,700	252,950	165,600
Advances	20,334	17,150	36,689	16,355
Net Cash Provided by Financing Activites	107,684	18,850	289,639	181,955

Net increase (decrease) in cash and cash equivalents	(5,674)	-	200	5,874
Cash and cash equivalents, beginning of period	5,874	116	-	-
Cash and cash equivalents, end of period	$200	$116	$200	$5,874

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
(A Development Stage Company)
Notes to Financial Statements
June, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2012, the Company had a net loss of $3,579,967 and an accumulated deficit during development stage of 3,789,439. As of June 30, 2012, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes from its director and officers until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended June 30, 2012 was $15,000,000. The Company recognized stock-based compensation expense of $3,500,000 and $0 during the three months and six months ended June 30, 2012, respectively, which was all included in general and administrative expenses. As of June 30, 2012, there was $11,500,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.6 years.

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

6. Restatement

During October 2012, we discovered some errors in our financial statements, including (a) stock based compensation for non-issued issued vested options granted to our management that should have been expensed ($240,273), (b) shareholder forgiven advance that was recorded as paid in capital and recorded as a liability ($20,307), (c) paid in capital ($12,000) that had a recording error ($1,200) and (d) a stock buyback of 75 shares that was not recorded  at the value of $300. The effects of these restatements on reported amounts for the six months ended June 30, 2012 are presented below in the following tables:

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

Balance Sheet As of June 30, 2012

	As Reported	Adjustments	Restated

ASSETS
Current Assets
Cash and cash equivalents	$200		$200
Stock subscription receivable			-
Total Current Assets	200		200

TOTAL ASSETS	$200		$200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$20,307	$(20,307)	-
Shareholder advances			-
Total Current Liabilities	20,307	(20,307)	-

TOTAL LIABILITIES	-		-

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-		-
Common stock: 100,000,000 authorized; $0.0001 par value
21,311,812 and 20,539,975 shares issued and outstanding as of June 30,2012 and December 31, 2011	2,131		2,131
Additional paid in capital	3,527,228	260,280	3,787,508
Accumulated deficit during development stage	(3,549,466)	239,973	(3,789,439)
Total Stockholders’ Equity	20,107	(19,907)	200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200		$200

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and 2011 and for the period
April 29, 2008 (date of inception) through June 30, 2012
(unaudited)

Statement of Operations

	Statement of Operations For three months ended June 30,2012
	As Reported	Adjustments	Restated

Revenues	-	-	-

EXPENSES
Operating Expenses
Professional fees
Public expense
General and administrative	3,339,994	239,973	3,579,967
Total operating expenses	3,339,994	239,973	3,579,967

NET LOSS	(3,339,944)	239,973	(3,579,967)

BASIC AND DILUTED LOSS PER SHARE	-0.15	-0.02	-0.17

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,311,812	(752,076)	20,559,736

Statement of Operations

	For six months ended June 30,2012
	As Reported	Adjustments	Restated

Revenues	-	-	-

EXPENSES
Operating Expenses
Professional fees
Public expense
General and administrative	3,373,385	239,973	3,613,358
Total operating expenses	3,373,385	239,973	3,613,358

NET LOSS	(3,373,385)	(239,973)	(3,613,358)

BASIC AND DILUTED LOSS PER SHARE	(0.15)	(0.03)	(0.18)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,311,812	(760,378)	20,551,494

Statement of Cash Flows

	For six months ended June 30,2012
	As Reported	Adjustments	Restated

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,373,385)	$239,973	(3,613,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	20,307	(20,307)	-
Stock-based compensation	3,259,659	240,341	3,500,000

Net cash used in operating activities	(93,419)	19,939	(113,358)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	87,648	(298)	87,350
Shareholder debt, forgiven	27
Shareholder advances	20,307	-	20,334
Net Cash Provided by Financing Activities	108,011	(37)7	107,684
Net increase (decrease) in cash and cash equivalents	(5,674)	-	(5,674)

Cash and equivalents at beginning of period	5,874	-	5,874
Cash and equivalents at end of period	$200	$-	200

The accompanying notes are an integral part of these financial statements.

Statement of Shareholders Equity

	From April 29, 2008 (inception) through June 30, 2012
	As Reported	Adjustments	Restated

Shareholders’ equity	$200	$-	$200
Restatement adjustments:
Net loss/ comprehensive loss	(3,549,466)	239,973	(3,789,439)
Stock-based compensation expense included in net loss	3,259,727	240,273	3,500,000
Additional paid in capital	3,549,666	239,973	3,789,639

                                                                                                                                        Statement of Cash Flows

	From April 29, 2008 (inception) through June 30, 2012
	As Reported	Adjustments	Restated
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,549,466)	$23,997	(3,789,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	20,307	(20,307)	-
Stock-based compensation	3,259,659	240,341	3,500,000

Net cash used in operating activities	(269,500)	19,939	(289,439)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	249,393	3,557	252,950
Shareholder debt, forgiven
Shareholder advances	20,307	17,150	36,689
Net Cash Provided by Financing Activities	269,700	18,850	289,639
Net increase (decrease) in cash and cash equivalents	200	-	200

Cash and equivalents at beginning of period	-	-	—
Cash and equivalents at end of period	$200	$-	200

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

Results of Operations

For the three months ending June 30, 2012, the Company had no revenues and incurred general and administrative expenses of $3,579,967.

For the period from inception (April 29, 2008) through June 30, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(3,789,439), mostly due to employee stock based compensation expenses, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, filling  Form S-1 with the SEC in May of 2012 and other related compliance matters.

During the three months ended June 30, 2012, which was the second quarter of our fiscal year ending December 31, 2012, we had no revenue and incurred general and administrative expenses of $3,579,967. Our net loss was $3,579,967, due to the general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2013 consisted of $3,500,000 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Operations Officer and Chief Strategic Officer, and $79,967 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the six months ended June 30, 2012, we had no revenue and incurred general and administrative expenses of $3,613,358. Our net loss was $3,613,358, due to general and administrative expenses. General and administrative expenses for the first six months of fiscal 2012 consisted of $3,500,000 for the estimated fair value of stock-based compensation and $113,358 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

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

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to June 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

We have limited cash reserves which as of June 30, 2012, totaled $200. Until we actually commence our deployment program, our monthly cash requirements are minimal.

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

Dated: November 14, 2012
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