Form 10-K
period 2012-12-31
ACCELERA INNOVATIONS, INC.
filed 2013-04-11
CIK 1444144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

 Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53392

ACCELERA INNOVATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

20511 Abbey Drive
Frankfort, Illinois	60423
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (866) 866-0758

___________________________________________________
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

    State issuer's revenues for its most recent fiscal year: $0.00

As of March 31, 2013 there were 21,511,812 shares of the registrant’s common stock outstanding.

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
and (b) cash compensation at a rate of $50,000 per month. The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless Accelera receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On August 22, 2011, Accelera Innovations, Inc. (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Synergistic Holdings, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is intended to be accomplished through the proprietary technology, which is designed to identify and measures the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to Licensor and any additions thereto—although the License includes the Company’s right to utilize such additions.

The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying development and commercialization expenses related to the Accelera Technology. In addition, the Company is required to fund certain specified expenses related to the deployment of Accelera Technology as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed:

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

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in the Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

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

VT Secure – Integrated into the Accelera Healthcare Framework, is designed to provide enterprise level security and is intended to protect applications and data and is designed to provide performance and scalability for secure medical data mining.

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

In their report dated December 31, 2012, our independent auditors stated that our financial statements for the period from inception April 29, 2008 through December 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

The Company is a development stage Company and is currently substantially dependent upon technology licensed from Synergistic Holdings, LLC. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2012 that was verbally extended by Licensor to June 13, 2013, an additional $7,500,000 by April 13, 2014, an additional $10,000,000 April 13, 2015 and an additional $7,500,000 by April 13, 2016 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years it will lose its rights to the technology. If the license is terminated upon the occurrence of events of default specified in the Agreement and outlined as followed:

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

We have no profitable operating history and May Never Achieve Profitability

From inception (April 29, 2008) through December 31, 2012, the Company has an accumulated deficiency during the development stage of $5,289,615 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. We may not ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

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

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2012. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2012, 21,511,812 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

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

On November 29, 2012 the Company received notice of effectiveness our public offering of 5,000,000 is being made on a self-underwritten basis: no minimum number of shares must be sold in order for the offering to proceed. The net proceeds to us from the sale of up to 5,000,000 shares offered at a public offering price of $7.00 per share will vary depending upon the total number of shares sold. Regardless of the number of shares sold, we expect to incur offering expenses estimated at $21,234.00 for legal, accounting, printing and other costs in connection with this offering (see “Other Expenses of Issuance and Distribution” in Part II). We will not receive any proceeds from the sale of shares by the selling shareholders. We will not maintain an escrow account for the receipt of proceeds from the sale of our shares.

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $30 million for the deployment of its technology over the next three years it could lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek $35,000,000 in this offering through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. The Company therefore intends to raise $35,000,000 in this offering, the proceeds of which are estimated to be utilized as follows:

The following table sets forth the uses of proceeds from the primary offering would be used assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. There is no assurance that we will raise the full $35,000,000 as anticipated.

Percent of total shares offered	25%	50%	75%	100%

Shares Sold	$1,250,000	$2,500,000	$3,750,000	$5,000,000

Gross Proceeds from offering	8,750,000	17,500,000	26,250,000	35,000,000
Less offering expenses (1)	21,234	21,234	21,234	21,234
Net offering proceeds	8,728,766	17,478,766	26,228,766	34,978,766

Use of Net Proceeds

Management, Business Development and related expenses:
Management (2)	800,000	1,155,062	1,875,000	2,500,000
Business Development (3)	900,000	1,300,000	4,424,964	7,374,940
Infustructure and Software expenditures:
Infustructure	1,500,000	2,300,000	3,108,000	5,180,000
Software	2,500,000	5,300,000	9,397,098	12,500,000
Other expenditures:

Advertising and Public Relations	2,000,000	2,000,000	2,000,000	2,000,000
Working Capital Regulatory Costs (EDGAR, PRINTING etc.)	15,000	15,000	15,000	15,000

Legal	25,000	25,000	25,000	25,000
Accounting	13,000	13,000	13,000	13,000
Other – Payroll, Office & Miscellaneous	975,766	2,360,643	2,360,643	2,360,643
Reserve for special projects		1,000	1,000,000	1,000,000
Sub-total for Working Capital	8,728,766	15,468,705	24,218,705	32,968,705

Unallocated working capita l *	-	2,010,061	2,010,061	2,010,061

Total Use of Proceeds	$8,728,766	$17,478,766	$26,228,766	$34,978,766
_______________

(1)
Such $21,234 of offering expenses consisting of an SEC registration fee of $7,586.30, transfer agent fees of $1,000, legal fees of $9,237.70, accounting fees of $3,000, printing costs of 100 and miscellaneous costs of $310.

(2)
Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (12) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(3)
Compensation for an estimated domestic and international marketing staff ramping up to 16 full-time-equivalent (FTE) business development (marketing) employees over a two-year time frame. Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes. This also includes the marketing cost.

We expect to use the proceeds from this offering, in order of priority, for the deployment of our technology into new metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2013, and approximately $19 million through December 31, 2014 for general corporate purposes, for which proceeds we have an estimated plan. The principal purposes of this offering are to obtain additional capital, to create a public market for our common stock, facilitate future access to public equity markets, increase awareness of our company among potential customers, expand into new metropolitan markets, broaden our scope of care, and improve our competitive position. We believe that the net proceeds from this offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements.

Pending use as described above, we plan to invest the net proceeds in a variety of capital preservation instruments, including short-term, interest bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of these net proceeds is capital preservation and liquidity so that such funds are readily available to fund the development and expansion of our business.

DETERMINATION OF THE OFFERING PRICE

The offering price of the 5,000,000 shares being offered has been determined arbitrarily by us. The price does not bear any relationship to our assets, book value, earnings, or other established criteria for valuing a privately held company. In determining the number of shares to be offered and the offering price, we took into consideration our cash on hand and the amount of money we would need to implement our business plan. Accordingly, the offering price should not be considered an indication of the actual value of the securities. We will not receive any of the proceeds from the sale of the 4,456,880 common shares being offered for sale by the selling stockholders, which 4,103,368 shares of our common stock may be offered and sold from time to time by the selling stockholders after the expiration of the 180 day lockup and leak-out agreement described below . The selling shareholders will sell our shares at $7.00 per share until our shares are quoted on the OTCBB or other U.S. trading exchange if ever, and thereafter at prevailing market prices or privately negotiated prices. This price was arbitrarily determined by us.

SELLING STOCKHOLDERS

The common shares being offered for resale by the 89 selling stockholders consist of 4,456,880 shares of our common stock, $0.0001 par value representing (20.91%) of the 21,311,812 issued and outstanding shares of common stock. There are 4,103,368 shares (the “Lock-up Shares”) of the 4,456,880 held by the selling stockholders that are subject to lock-up agreements. These shares are subject to lock-up agreements that are scheduled to expire at various times during the next 33 months. Under the terms of the lock-up agreements, the Lock-up Shares cannot be sold or transferred for a period of six (6) months (the “Lock-up Period”) from November 29,2012 the date that the Securities and Exchange Commission (SEC) declared our registration statement effect (the “Effective Date”). On the date of expiration of the Lock-up Period and for each of the nine (9) consecutive three-month periods after the date of expiration of the Lock-up Period, the aggregate number of Lock-Up Shares that may be sold or transferred in the three-month period after the date of expiration of the Lock-up Period and in any such three-month period shall not exceed (i) that number of Lock-up Shares equal to 10% of the Stockholder’s Lock-up Shares held on the Effective Date (the “10% Limit”), for any Stockholder who is not an affiliate of the Company and (ii) the maximum amount permitted under applicable law or regulation for any Stockholder who is an “affiliate” in any 90-day period, provided that such maximum amount does not exceed the 10% Limit. The release dates, number of shares being released, and corresponding percentages of our 21,311,812 outstanding shares, are 410,336 shares (1.92%) six (6) months after the Lock-up Period and 410,336 shares (1.92%) for each of the nine (9) consecutive three-month periods after the date of expiration of the Lock-up Period.

PLAN OF DISTRIBUTION

Plan of Distribution for the Company’s Initial Public Offering of 5,000,000

Accelera Innovations, Inc. has 21,311,812 common shares of common stock issued and outstanding as of the date of this prospect Form -10K. The Company has registered an additional 5,000,000 shares of its common stock for sale at the price of $7.00 per share for the duration of the offering, which is a period of 16 months from November 29, 2012. There is no arrangement to address the possible effect of the offering on the price of the stock.

In connection with the Company’s selling efforts in the offering, John Wallin will not register as a broker-dealer pursuant to Section 15 of the Exchange Act, but rather will rely upon the “safe harbor” provisions of SEC Rule 3a4-1, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally speaking, Rule 3a4-1 provides an exemption from the broker-dealer registration requirements of the Exchange Act for persons associated with an issuer that participate in an offering of the issuer’s securities. Mr. Wallin is not subject to any statutory disqualification, as that term is defined in Section 3(a)(39) of the Exchange Act. Mr. Wallin will not be compensated in connection with their participation in the offering by the payment of commissions or other remuneration based either directly or indirectly on transactions in our securities. Mr. Wallin is not, nor has he been within the past 12 months, a broker or dealer, and he is not, nor has he been within the past 12 months, an associated person of a broker or dealer. At the end of the offering, Mr. Wallin will continue to primarily perform substantial duties for the Company or on its behalf otherwise than in connection with transactions in securities. Mr. Wallin will not participate in selling an offering of securities for any issuer more than once every 12 months other than in reliance on Exchange Act Rule 3a4-1(a)(4)(i) or (iii).

The Company will receive all proceeds from the sale of the 5,000,000 shares being offered. The price per share is fixed at $7.00 for the duration of this offering, which is a period of 16 months from November 29, 2012. Although our common stock is not listed on a public exchange or quoted over-the-counter, we intend to seek to have our shares of common stock quoted on the OTC Bulletin Board or other U.S. trading exchange. In order to be quoted on the OTC Bulletin Board or other U.S. trading exchange, a market maker must file an application on our behalf in order to make a market for our common stock. We may not get a market maker that will agree to file the necessary documents with FINRA, and we not be able to get such an application for quotation approved.

The Company’s shares may be sold to purchasers from time to time directly by and subject to the discretion of the Company. Further, the Company will not offer its shares for sale through underwriters, dealers, agents or anyone who may receive compensation in the form of underwriting discounts, concessions or commissions from the Company and/or the purchasers of the shares for whom they may act as agents. The shares of common stock sold by the Company may be occasionally sold in one or more transactions; all shares sold under this prospectus will be sold at a fixed price of $7.00 per share for the duration of the offering, which is a period of 16 months from November 29, 2012.

In order to comply with the applicable securities laws of certain states, the securities will be offered or sold in those only if they have been registered or qualified for sale; an exemption from such registration or if qualification requirement is available and with which Accelera innovations, Inc. has complied. In addition and without limiting the foregoing, the Company will be subject to applicable provisions, rules and regulations under the Exchange Act with regard to security transactions during the period of time when this Registration Statement is effective.

The Company will pay all expenses incidental to the registration of the shares (including registration pursuant to the securities laws of certain states).

Plan of Distribution for the Offering of 4,456,880 Shares by the Selling Stockholders

As of the date of date of this filing, there is no market for our securities. We will attempt to have an application filed with the Financial Industry Regulatory Authority for our common stock to be eligible for trading on the OTC Bulletin Board or other U.S. trading exchange. Until our common stock becomes eligible for trading on the OTC Bulletin Board or other U.S trading exchange, the selling stockholders will be offering our shares of common stock at a fixed price of $7.00 per common share for the duration of the offering, which is a period of 16 months from the effective date of this prospectus. If our common stock becomes eligible for trading on the OTC Bulletin Board or other U.S. trading exchange, the selling stockholders may, from time to time, sell all or a portion of the shares of common stock on OTC Bulletin Board or other U.S. trading exchange, in privately negotiated transactions or otherwise. If and only after our common stock ever becomes eligible for trading on the OTC Bulletin Board or other U.S. trading exchange, such sales may be at fixed prices prevailing at the time of sale, at prices related to the market prices or at negotiated prices.

The outstanding shares of our common stock not included in the offering mentioned above will be available for sale in the public market as follows:

Public Float

Of our outstanding shares, as of December 31, 2012 approximately 17,309,469 shares are beneficially owned by executive officers, directors and affiliates (excluding shares of our common stock which may be acquired upon exercise of stock options and employee options which are currently exercisable or which become exercisable within 60 days of December 31, 2012).

Rule 144

In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements for 90 days, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for a least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144.

In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements for 90 days, our affiliates or persons selling shares on behalf of our affiliates who own shares that were acquired from us or an affiliate of ours at least six months prior to the proposed sale are entitled to sell upon expiration of the lock-up agreements described above, within any three-month period beginning 90 days after the date of this prospectus, a number of shares that does not exceed the greater of:

●	1% of the number of shares of common stock then outstanding, which will equal approximately shares immediately after this offering; or

●	the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.
Sales under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled “BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.”

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

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

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

We expect to use the proceeds from our offering for infrastructure and software, sales and marketing, employee compensation, legal fees, accounting fees, rent and other payables to deploy our technology. The Company’s technology platform is fully functional in its current state and is anticipated to be marketed into metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2013, and approximately $19 million through December 31, 2014 for general corporate purposes, for which proceeds we have an estimated plan. In detail, over the first twelve months after financing it is estimated that the Company will utilize an estimated $24 million of the offering for the following milestones: Infrastructure; Transfer our licensed software technology from internal Company servers to a data center facility with redundant backup systems, it is estimated this will take three months at an estimated cost of $3 million and an estimated $250,000 per month thereafter for expansion and service fees totaling $5.2 million over the first twelve months from financing. Software Fees: Under our Licensing Agreement with Synergistic Holdings LLC, the Company is to pay $5 million on July 13, 2012 that was verbally extended by Licensor to July 13, 2013 and $7.5 million on April 13 2014 for a total of $12.5 million in licensing fees over the next twelve months. Sales and Marketing: The Company intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“Software-as-a-Service” also known as “SaaS”) to the healthcare industry. It is estimated that the Company will grow from the current three full time employees marketing the product to twenty-three within the next six months including management, advertising, tradeshows and travel expenses at an estimated cost of 2.2 million and growing to fifty-seven people including management and all sales and marketing activity within the next twelve months totaling an estimated cost of $5.3 million. Legal fees, Accounting fees, Rent and other payables: The Company estimates these fees to be an estimated $950,000 over the next twelve months. The above mentioned expenditures meet the Company’s requirement under the Licensing Agreement to advance the licensed technology as agreed.

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

Our business may not materialize in the event we are unable to execute on our plan described in our prospectus. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, an additional $7,500,000 by April 13, 2014, an additional $10,000,000 April 13, 2015 and an additional $7,500,000 by April 13, 2016 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

We had no cash reserves as of December 31, 2012,. Until we actually commence our deployment program, our monthly cash requirements are minimal.

Going Concern

Because we had no cash at December 31, 2012, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2012 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the technology which we have recently licensed from Synergetic Holding, LLC, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

The following is a summary of the Company’s operational results for the years ended December 31, 2012 and 2011:

	2012	2011

Total operating expenses	$5,113,584	$158,442
Total other income (expense)	---	--
Net loss	$(5,113,584)	$(158,442)

For the period from inception (April 29, 2008) through December 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(5,289,665), consisted of $5,000,000 for the estimated fair value of stock-based compensation and $289,665 due to legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, our Form S-1 filed in May of 2012 and other SEC-related compliance matters.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended 2012 was $5,000,000. The Company recognized stock-based compensation expense of $5,000,000 and $0 during the year ended 2012 and 2011, respectively, which were included in general and administrative expenses. As of December 31, 2012, there was $10,000,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years.

The following is a summary of the outstanding options, as of December 31, 2012:

Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	-	-	$-	$-
Granted	-	-
Exercised	-	-
Forfeited / expired	-	-
Options, December 31, 2011	-	-
Granted	3,750,000	1,250,000	$4.00	$0.0001	3.3 years
Exercised	(750,000)	-
Forfeited / expired	-	-
Options, December 31, 2012	3,000,000	1,250,000

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,125,000 shares of common stock for issuance under its stock award plan, and 1,375,000 of these shares remained available for future issuance as of December 31, 2012.

Limited Business History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. We are an emerging grow stage corporation and have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no intention of entering into a merger or acquisition within the next twelve months and we have a specific business plan and timetable to complete our business risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays plan moving forward.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans from our director or officers. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares to fund additional expenditures. We do not currently have any arrangements in place for any future equity or loan financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business. Equity financing could result in additional dilution to existing shareholders.

If we raise the $35,000,000 gross, in the primary offering, we believe that we can pay for our offering expenses and satisfy our cash requirements without having to raise additional funds for the next twenty-four months.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, the Company had a total of $0 and $5,874 in assets, respectively and the Company no liabilities as of December 31, 2012 and 2011, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2012 and 2011:

	2012	2011
Net Cash Used In Operating Activities	$(113,543)	$(176,081)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	107,710	181,955
Net Increase (Decrease) In Cash	$(5,874)	$5,874

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

As of December 31, 2012, we had a cash balance of only $0 and no other assets. We have an accumulated deficit during our development stage and no means to pay liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $400,000 is due to AVP upon our securing $5 million in available cash from funding, and an additional $800,000 is due upon our securing $15 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $50,000 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $1,200,000 unless we receive an amount of funding in excess of $15 million. If we receive equity or debt financing that is an amount less than $5 million, in between $5 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $30 million for the advancement of its technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $35,000,000 in 2013 and 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

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

The Company’s auditor has expressed in his report conditions that raise substantial doubt about the Company’s ability to continue as a going concern. In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholder and related parties until such time that the Company can support its operations through the generation of revenue or attains adequate financing through sales of its equity and/or traditional debt financing. The majority shareholder has expressed continued support; however there is no formal written commitment for continued support by the shareholder or any other source. Funds that have been advanced or paid in satisfaction of liabilities has been contributed to equity in exchange for common shares. There is no written or oral commitment to continue such funding.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We intend to continue to have our acting Chief Financial Officer prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $5,000 to review our quarterly financial statements and approximately $13,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $25,000 to pay for our accounting and audit requirements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Accelera Innovations
Index to Financial Statements
For the years ended December 31, 2012 and
For the Period April 29, 2008 (date of inception) through December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelera Innovations, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Accelera Innovations, Inc. (a development stage company) as of December 31, 2012 and the related statement of operations, changes in stockholder's equity and cash flows for the year then ended and for the period from inception (April 29, 2008) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2011, were audited by other auditors, whose report, dated April 11, 2012, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelera Innovations, Inc.(a development stage company) as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and the period from inception (April 29, 2008) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenue and accumulated deficit of $5,289,665 and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 9, 2013

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

Accelera Innovations, Inc.
(A Development Stage Company)
BALANCE SHEET

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$-	$5,874
Total Current Assets	-	5,874

TOTAL ASSETS	$-	$5,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: $0.0001 par value; 100,000,000 authorized.
21,311,812 and 20,539,975 shares issued and outstanding	2,131	2,054
Additional paid in capital	5,287,534	179,901
Accumulated deficit during development stage	(5,289,665)	(176,081)
Total Stockholders' Deficit	-	5,874

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$5,874

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			29-Apr-08
			(inception)
	For the Year Ended		through
	December 31,		December 31,
	2012	2011	2012

Revenues	-	-	-

EXPENSES
Operating Expenses	-	-
Professional fees	-	-	-
Public expense			-
General and administrative	5,113,584	158,442	5,289,665
Total operating expenses	5,113,584	158,442	5,289,665

NET LOSS	$(5,113,584)	$(158,442)	$(5,289,665)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	20,934,808	13,457,652

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity

			Additional	Accumulate Deficit During
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under stock option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700			1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900
					-
Forgiveness of shareholder loans			16,355		16,355
					-
Net loss				(158,442)	(158,442)

Balance, December 31, 2011	20,539,975	2,054	179,901	(176,081)	5,874

Stock issued for cash, January 3, 2012, at $4.00	1,500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1,000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100
Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, April 3, 2012, at $4.00	5,000	1	19,999		20,000
Stock issued for cash, April 13, 2012, at $4.00	5,000	1	19,999		20,000
Stock repurchase for cash April 14, 2012	(75)	-	(300)		(300)
Stock issued for cash, May 2, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, May 7, 2012, at $4.00	2,000	-	8,000		8,000
Forgiveness of shareholder loans		-	20,360		20,360
Shares issued for cash less exercise of options	750,000	75	(75)		0
Fair value of option vested			5,000,000		5,000,000

Net loss				(5,113,584)	(5,113,534)

Balance, December 31, 2012	21,311,812	$2,131	$5,287,534	$(5,289,665)	$0

The accompanying notes are an integral part of these financial statements.

Accelera Innovations, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			April 29, 2008
			(inception)
	For the Year Ended		through
	December 31,		December 31,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(5,113,584)	$(158,442)	$(5,289,665)
Adjustment to reconcile net loss to net cash used in operations:
Stock based compensation	5,000,000	-	5,000,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-

Net Cash used in Operating Activities	(113,584)	(158,442)	(289,665))

FINANCING ACTIVITIES:
Proceeds from common stock issuance	87,650	165,600	253,250
Purchase of treasury stock	(300)	-	(300)
Shareholder advances	20,360	16,355	36,715
Net Cash Provided by Financing Activites	107,710	181,955	289,665

Net increase (decrease) in cash	(5,874)	(5,874)	-
Cash, beginning of period	5,874		-
Cash, end of period	$-	$5,874	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for cashless exercise of stock options	$75	-	$75
Forgiveness of debt by shareholder	$20,360	-	$20,360

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

On October 18, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and change its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

Accelera Innovations, Inc. (“Accelera”) is a healthcare service company that will initially focus on its sole asset that was licensed to the Company by Synergistic Holdings, LLC (“Licensor”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which is intended to identify and measure the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2012, the Company has had no revenue since inception and had a net loss of $5,113,584 in 2012 and an accumulated deficit of $5,289,665 during the development stage. As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company does not have cash equivalents as of December 31, 2011 and 2012.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. These financial instruments include stock options granted to the officers in 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

4. Equity Transactions

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of December 31, 2012. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The company has 21,311,812 and 20,539,975 issued and outstanding shares as of December 31, 2012 and 2011, respectively.

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

From the period beginning January 1, 2012 through March 31, 2012, the Company issued 6,912 shares of common stock, at $4.00 per share in cash, for a total amount of $27,650.

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

There are no warrants, or other common stock equivalents outstanding as of December 31, 2012.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended 2012 was $5,000,000. The Company recognized stock-based compensation expense of $5,000,000 and $0 during the year ended 2012 and 2011, respectively, which were included in general and administrative expenses. As of December 31, 2012, there was $10,000,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years.

The following is a summary of the outstanding options, as of December 31, 2012:

Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	-	-	$-	$-
Granted	-	-
Exercised	-	-
Forfeited / expired	-	-
Options, December 31, 2011	-	-
Granted	3,750,000	1,250,000	$4.00	$0.0001	3.3 years
Exercised	(750,000)	-
Forfeited / expired	-	-
Options, December 31, 2012	3,000,000	1,250,000

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,125,000 shares of common stock for issuance under its stock award plan, and 1,375,000 of these shares remained available for future issuance as of December 31, 2012.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 the Company had a loss and for the period April 29, 2008 (date of inception) through December 31, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $269,500 at the effective statutory rates which will expire by the year 2032.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended December 31, 2012.

6.  Subsequent Events

On, January 1, 2013, the Company entered into an employment agreement with Patrick Custardo, as the Chief Acquistions Officer “CAO” of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

On January 17, 2013, the Company entered in to verbal agreement with Synergistic Holdings LLC to extend the payment due under the August 22, 2011 license agreement. Pursuant to the agreement, Synergistic Holdings LLC agreed to extend a five million dollar ($5,000,000) payment that was due October 13, 2012 until June1, 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of Accelera Innovations, Inc. (the “Company”) approved of the engagement of Anton & Chia, LLP, Newport Beach, California as the Company’s new independent registered public accounting firm on December 17, 2012, and also Peter Messineo, CPA, Palm Harbor, Florida (“Messineo”) declined to stand for re-election from that role. During the two most recent fiscal years 2010, 2011 and the interim period through the date of the resignation, there were no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Messineo’s satisfaction, would have caused Messineo to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended December 31, 2012, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors as of December 31, 2012, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Director’s Name	Age	Position(s) with the Company	Year First Became a Director

John Wallin	62	Chief Executive Officer, President, Chief Marketing Officer and Chairman	2011

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

Name	Age	Positions

John F. Wallin	62	Chief Executive Officer, President, Chief Marketing Officer and Chairman
James R. Millikan	60	Chief Operating Officer
Cynthia Boerum	58	Chief Strategic Officer

John Wallin, Chief Executive Officer
Mr. Wallin is Chief Executive Officer, Chief Marketing Officer (CEO & CMO), President and Chairman of the Company since June 13, 2011, prior to joining the Company, he was and continues to hold the titles of Chief Executive Officer, Chief Marketing Officer and Director of Synergistic Holdings, LLC since 2009 (the Company’s majority shareholder). Mr. Wallin has over 30 years of experience in the financial services industry. Prior to Synergistic Holdings, LLC, Mr. Wallin was President and Chief Marketing Officer at GWG Advantage in Minneapolis from 2007 to 2009. Previously, Mr. Wallin held positions of Executive Director of Medicare Advantage-PFFS at American Insurance Marketing Corporation from 2005 to 2007, Senior Sales Executive/ National Sales and Chief Marketing Officer at RNA-Rock Island from 2002 to 2005, Senior Vice President/Regional Financial Services Manager at Allstate Financial Services from 2000 to 2002, Senior Vice President, National Key Account Manager at Federated Investors from 1998 to 2000, Vice President BISYS Funds from 1995 to 1998, Senior Vice President of Marketing and National Accounts at Putnam Mutual Funds and Senior Vice President of Marketing and National Accounts at Kemper Financial Services from 1989 to 1992. Mr. Wallin received his B.S. in 1976 and Masters in Education in 1982 from Chicago State University.

James Millikan, Chief Operating Officer
Mr. Millikan became Chief Operating Officer on June 13, 2011, prior to joining the Company, Mr. Millikan was Vice President of Sales for ING where he identified and exploited the unique competitive advantage of The Strategic Distribution Channel and the ING branded broker dealer. Mr. Millikan delivered the resources of the internal and external wholesalers, and advanced marketers of the ING National Sales Support Team, new business and distributor services to create scalable, sustainable, sales growth from 2004 to 2010. Prior to ING, Mr. Millikan spent 30 years with Minnesota Mutual and Securian Financial Services being promoted as Manager of Sales for all products lines, Superintendent of Agencies and Regional Vice President. In his leadership role he was responsible for the management, development and integration of 20 independent Securian distributor offices challenged by a lack of critical mass, capital and management depth. By implementing a strategic planning process, Mr. Millikan created alignment, focus and execution resulting increased company sales for 17 consecutive years, Mr. Millikan served the company from 1973 to 2003. Jim received his Bachelors of Science degree in Administrative Sciences from The Ohio State University in 1973, and Certified Financial Planner designation in 1992.

Cynthia Boerum, Chief Strategic Officer
Ms. Boerum became the Chief Strategic Officer of the Company in April 2012, prior to joining the Company, Ms Boerum was Vice President of Sales and Consultant for Accentia International Outsourcing company in Hyberdad, India, from 2009 to 2011. The leadership included national and international sales teams. Previously, Ms Boerum held positions of Vice President of Sales for Opus Healthcare in Austin, TX. from 2004 to 2007 and positioned the company for acquisition by NextGen. She also held the positions of Enterprise Vice President of National Accounts and Sales Manager for the top 32 health organizations nationally at McKesson from 1989 to 2003. During this time she received various top performer awards, not only from McKesson, but also the state of Minnesota. Ms. Boerum received her clinical experience at Shady Grove Adventist Hospital, in Maryland, from 1979 to 1989. Ms Boerum attended the ADN program at Frederick Community College in Maryland.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2012 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John Wallin (1)	2012	0	0	0	2,333,333	0	0	0	2,333,333
	2011	0	0	0	0	0	0	0	0

James Millikan (2)	2012	0	0	0	1,333,333	0	0	0	1,333,333
	2011	0	0	0	0	0	0	0	0

Cynthia Boerum (3)	2012	0	0	0	1,333,333	0	0	0	1,333,333
	2011	0	0	0	0	0	0	0	0

Timothy Neher (4)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
______________

(1) Chairman and Chief Executive Officer
(2) Chief Operating Officer
(3) Chief Strategic Officer
(4) Founder, former Chairman and Chief Executive Officer

Our director and officers have not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our director or officer for serving on our board of directors or as management.

STOCK OPTION GRANTS

We currently have 3,750,000 options issued under our 2011 Stock Option Plan which have been granted to key employees, John Wallin, James Millikan and Cynthia Boerum. John Wallin was awarded 1,750,000 options and James Millikan and Cynthia Boerum were each awarded 1,000,000 options. All options awarded will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price of $.0001 per share.

EMPLOYMENT AGREEMENTS

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)

John Wallin	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

ITEM 12.  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.
The percentages below are calculated based on 21,311,812 shares of our common stock issued and outstanding as of the date of this filing.
	Name and Address	Number of Shares	Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	within 60 days	Class Owned

Common Stock:	Synergistic Holdings, LLC	8,096,432		37.99%
	0511 Abbey Drive, Frankfort, Illinois 60423

Common Stock:	Voidical, LLC	4,250,000		19.94%
	65 Tam O Shanter Dr Mahwah, NJ 07430

Common Stock	Accelerated Venture Partners LLC	3,500,000		16.42%
	1840 Gateway Dr. Suite 200
	Foster City, CA 94404

Common Stock:	John Wallin, Chief Executive Officer, Secretary, TreasureDirector (1)	706,000	315,962	*

Common Stock:	James Millikan, Chief Operating Officer (1)	400,500	180,544	*

Common Stock:	Cynthia Boerum, Chief Strategic Officer (1)	200,000	180,544	*

All executive officers and directors as a group		17,152,432	520,805	82.92%
_______________

(1) c/o Accelera Innovations, Inc., 20511 Abbey Drive, Frankfort, Illinois 60423
*less than 5%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 29, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $4,000.00. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On June 13, 2011, Synergistic Holdings, LLC (“Purchaser”) agreed to acquire 17,000,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,750,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Synergistic Holdings, LLC owned 93.15% of the Company’s 18,250,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6.85% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was simultaneously appointed to the Company’s Board of Directors. Mr. Wallin is also the Chief Executive Officer and Director of Synergistic Holdings, LLC a company controlled by Nancy and Geoff Thompson. Such action represents a change of control of the Company.

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
and (b) cash compensation at a rate of $50,000 per month. The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due to consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless AAIV receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On August 22, 2011, The Company acquired technology rights from Synergistic Holdings, LLC an intellectual property holding company based in Frankfort, Illinois. Mr. John Wallin is the President and Chief Executive Officer of the Synergistic Holdings, LLC and has been President, Chief Executive Officer (CEO) and director of the Company since June 13, 2011. Synergistic Holdings, LLC owned 17,000,000 shares of the Company’s outstanding common stock, representing an 82.76% ownership interest in the Company at the time of the transaction. Synergistic Holdings, LLC purchased its shares in the Company on June 13, 2011 as disclosed in a Form 8-K filed on June 17, 2011. There were no other agreements between the Company and Synergistic Holdings, LLC prior to the Share Purchase Agreement entered into on June 13, 2011. As of November 14, 2012, Synergistic Holding, LLC has dispersed 4,104,068 shares of the Company to its shareholder Geoff Thompson who in turn gifted the full amount of shares to 43 people reducing Synergistic Holdings, LLC’s ownership to 12,895,932 shares of the Company.

Synergistic Holding, LLC acquired the licensed technology through its wholly-owned subsidiary CareNav Acquisitions, LLC on December 22, 2010. Per the agreement, Synergistic Holding, LLC would transfer to CareNav Solutions, Inc. 300,000 shares of the Company shares owned by Synergistic Holding, LLC and 4,250,000 shares of the Company shares owned by Synergistic Holding, LLC would be transferred to Voidicle, LLC as part of the technology Purchase Agreement. In addition, Synergistic Holding, LLC agreed to vote to appoint two of Voidicle’s qualified designees to Accelera Innovation’s Board of Directors at the time of share transfer. Furthermore, In order for Synergistic Holding, LLC to retain its rights, it must receive revenues or fund a minimum of $6 million in qualified development and commercialization expenses before the third anniversary of the Purchase Agreement (at least $1 million of which must be before the first anniversary of the Agreement and at least $4 million of which must be before the second anniversary of the Purchase Agreement and at least $1 million of which must be before the third anniversary of the Purchase Agreement). After transfer of 4,250,000 shares to Voidicle, LLC, Synergistic Holdings LLC’s ownership in the Company was reduced to 8,645,932 shares. Please refer to the Company’s form 8-K filed April 16, 2012 regarding Synergistic Holding, LLC’s third party obligations regarding the licensed technology.

On September 23, 2011 Mr. James Millikan the COO of the Company purchased 500 shares of the Company’s common stock for $2,000 dollars.

On September 23, 2011 Mr. John Wallin the CEO of the Company purchased 500 shares of the Company’s common stock for $2,000 dollars.

On December 13, 2011 Mr. John Wallin the CEO of the Company purchased 500 shares of the Company’s common stock for $2,000 dollars.

On April 13, 2012, the Company entered into an amended Licensing Agreement (“Agreement”) with Synergistic Holdings LLC, (Licensor) whereas the Company and Licensor agreed to amend the August 22, 2011 Licensing Agreement. The Company licensed additional technology from Licensor and the parties agreed to modify the terms, conditions, representations and warranties regarding the technology and to clarify any obligations the Licensor may have with third parties.

The principals of Licensor, including our CEO, John Wallin, Nancy and Geoff Thompson acquired a controlling interest in the Company for the purpose of operating as a publicly-reporting company and determined that it is in their best interests to license the Licensor’s rights to the technology. Licensor receives a benefit from the license of the technology to Licensee because the Company plans to finance $30 million over three years for further development and deployment of the technology. The Licensor will receive a royalty of fifteen percent (15%) of all gross revenues resulting from the use of the technology by Licensee in the first year, ten percent (10%) the second year and one quarter of one percent (.025%) of all gross revenues resulting from the use of the technology by Licensee for the remainder of the License Agreement, the cornerstone of which is the technology.
Except for the rights granted under the Agreement, Licensor retains all rights, title and interest to Accelera Technology and any additions thereto—although the License includes the Company’s right to utilize such additions.

The term of the License commenced on August 22, 2011 and as amended April 12, 2012 will continue for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of $30 million over three years for qualifying development and commercialization expenses related to Accelera Technology. In addition, the Company is required to fund certain specified expenses related to the deployment of Accelera Technology as specified in the Agreement. The license is terminated upon the occurrence of events of default specified in the Agreement and outlined as followed:

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

Licensor may terminate the Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application. Please refer to the Company’s form 8-K filed April 16, 2012 regarding Synergistic Holding, LLC’s third party obligations regarding the licensed technology.

On April 16, 2012 Mr. John Wallin the CEO of the Company purchased 5,000 shares of the Company’s common stock for $20,000 dollars.

On May 21, 2012, John F. Wallin (beneficial owner of 764,232 shares of common stock) and James R, Millikan (of beneficial owner of 433,833 shares of common stock) entered into a Lock-up Agreements with the Company. Under the terms of the lock-up Agreements, such shares (the “Lock-up Shares”) cannot be sold or transferred for a period of six (6) months (the “Lock-up Period”) from the date that the Securities and Exchange Commission declares this prospectus of the Company effective (the “Effective Date”). On the date of expiration of the Lock-up Period and for each of the nine (9) consecutive three-month periods after the date of expiration of the Lock-up Period, the aggregate number of Lock-Up Shares that may be sold or transferred in the three-month period after the date of expiration of the Lock-up Period and in any such three-month period shall not exceed (i) that number of Lock-up Shares equal to 10% of the Stockholder’s Lock-up Shares held on the Effective Date (the “10% Limit”), for any Stockholder who is not an affiliate of the Company and (ii) the maximum amount permitted under applicable law or regulation for any Stockholder who is an “affiliate” in any 90-day period, provided that such maximum amount does not exceed the 10% Limit.

Pension Benefits

We do not have a defined benefit plan. None of our executive officers or directors participated in, or otherwise received any benefits under, any pension or retirement plan sponsored by us during fiscal 2012.

Nonqualified Deferred Compensation

During fiscal 2012, none of our executive officers or directors contributed to, or earned any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation Decisions Made After End of Fiscal Year

None

Potential Payments upon Termination or Change in Control

None

Director Independence

As of December 31, 2012, the Board consisted of John Wallin. The Board has determined that the director is not an independent director as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 17, 2012 we selected Anton & Chia, LLP, Newport Beach, California as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2012. Fees billed or to be billed to the Company by Anton & Chia, LLP for professional services include $1,000 for the audit and interim reviews of the Company’s financial statements for the period ended December 31, 2012.

On December 17, 2012 Peter Messineo, CPA, Palm Harbor, Florida (“Messineo”) declined to stand for re-election from that role as our independent registered public accounting firm. Fees billed by Messineo for professional services during fiscal 2012 aggregated $5,0000, and included an audit of our financial statements as of December 31, 2011 and quarterly reviews for the periods ending September 30, 2011.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended December 31, 2011. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of December 31, 2012 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

Accelera Innovations, Inc.

	By:	/ S / John Wallin
Dated: April 11, 2013		John Wallin Chief Executive Officer

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

Signature	Title	Date

/ S / John Wallin John Wallin	Chief Executive Officer (Principal Executive Officer)	April 11, 2013

/ S / John Wallin John Wallin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2013

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing

3.1	Certificate of Incorporation	10	3.1	8/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011

3.3	Bylaws of the Company	10	3.2	11/14/2011

10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011

10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011

10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011	10-K	10.4	4/16/2012	✓

10.6	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	4/16/2012	✓

24.1	Powers of Attorney. (Contained on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓