Form 10-Q
period 2013-03-31
ACCELERA INNOVATIONS, INC.
filed 2013-05-20
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,511,812 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2013.

Transitional Small Business Disclosure Format (Check one):Yes ☐No ☒

Accelera Innovations, Inc.

- INDEX -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERA INNOVATIONS, INC.
 (A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$10	$-
Total Current Assets	10	-

TOTAL ASSETS	$10	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' Equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 authorized; $0.0001 par value
21,511,812 shares and 21,311,812 shares issued and outstanding as of March 31, 2013 and December 31, 2012 respectively	2,151	2,131
Additional paid in capital	7,037,614	5,287,534
Accumulated deficit during development stage	(7,039,755)	(5,289,665)
Total Stockholders' Equity	10	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$-

The accompanying notes are an integral part of these financial statements.

ACCELERA INNOVATIONS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			April 29, 2008
			(inception)
	Three Month Periods Ended		through
	March 31,		March 31,
	2013	2012	2013

Revenues	-	-	-

EXPENSES
Operating Expenses
General and administrative	$1,750,090	$33,391	$7,039,755
Total operating expenses	1,750,090	33,391	7,039,755

NET LOSS	$(1,750,090)	$(33,391)	$(7,039,755)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,505,145	20,567,625

The accompanying notes are an integral part of these financial statements.

ACCELERA INNOVATIONS, INC.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			April 29, 2008
			(inception)
	For the Year Ended		through
	March 31,		March 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(1,750,090)	$(33,391)	$(7,039,755)
Adjustment to reconcile net loss to net cash used in operations:
Stock based compensation	1,750,000	-	6,750,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-

Net Cash used in Operating Activities	(90)	(33,391)	(289,755)

FINANCING ACTIVITIES:
Proceeds from common stock issuance	-	27,650	253,250
Purchase of treasury stock	-	-	(300)
Shareholder advances	100	27	36,815
Net Cash Provided by Financing Activities	100	27,677	289,765

Net increase (decrease) in cash	10	(5,714)	10
Cash, beginning of period	-	5,874	-
Cash, end of period	$10	$160	$10

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for cashless exercise of stock options	$20	-	$95
Forgiveness of debt by shareholder	$100	27	$20,460

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2013, the Company has had no revenue and had a net loss of $1,750,090. As of March 31, 2013, the Company has an accumulated deficit of $7,039,755 during the development stage. And the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company has cash amounted to $0 and $10 as of March 31, 2012 and 2013 respectively and does not have cash equivalents as of March 31, 2013 and December 31, 2012.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2013, the Company did not have any potentially dilutive common shares.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. These financial instruments include stock options granted to the officers in 2012 and the three months ended March 31, 2013.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Equity Transactions

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of March 31, 2013. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The company has 21,511,812 and 21,311,812 issued and outstanding shares as of March 31, 2013 and December 31, 2012, respectively.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

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

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

On, January 3, 2013 the Company entered into an employment agreement with Patrick Custardo, as the Chief Acquisitions Officer “CAO” of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Mr. Custardo provides that, upon completion of two million dollars in financing, the Company shall begin to pay Patrick a base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Custardo has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Custardo’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

There are no warrants, or other common stock equivalents outstanding as of March 31, 2013 and December 31, 2012.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended March 31, 2013, the year ended 2012 and 2011was $6,750,000. The Company recognized stock-based compensation expense of $1,750,000, 5,000,000 and $0 during the three months ended March 31, 2013, year ended 2012 and 2011, respectively, which were included in general and administrative expenses. As of March 31, 2013, there was $13,000,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.5 years.

Accelera Innovations, Inc.
(A Development Stage Corporation)
Notes to Financial Statements

The following is a summary of the outstanding options, as of March 31, 2013:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	-	-	$-	$-
Granted	-	-
Exercised	-	-
Forfeited / expired	-	-
Options, December 31, 2011	-	-
Granted	3,750,000	1,250,000	$4.00	$0.0001	3.3 years
Exercised	(750,000)	-
Forfeited / expired	-	-
Options, December 31, 2012	3,000,000	1,250,000
Granted	1,000,000	437,500	4.00	0.0001	4 years
Exercised	(200,000)
Forfeited / expired	-	-
Options, March 31, 2013	3,800,000	1,687,500

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,327,953 shares of common stock for issuance under its stock award plan, and 4,327,953 of these shares remained available for future issuance as of March 31, 2013.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2013 the Company had a loss and for the period April 29, 2008 (date of inception) through March 31, 2013. The net operating losses resulting from operating activities result in deferred tax assets of approximately $269,590 at the effective statutory rates which will expire by the year 2032. The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended March 31, 2013.

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

Results of Operations

For the three months ending March 31, 2013, the Company had no revenues and incurred general and administrative expenses of $1,750,090.

For the period from inception (April 29, 2008) through March 31 2013, the Company had no activities that produced revenues from operations and had a net loss of $(7,039,755), mostly due to employee stock based compensation expenses, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, filling Form S-1 with the SEC in May of 2012 and other related compliance matters.

During the three months ended March 31, 2013, which was the first quarter of our fiscal year ending December 31, 2013, we had no revenue and incurred general and administrative expenses of $1,750,090. Our net loss was $1,750,090, due to the general and administrative expenses. General and administrative expenses for the first quarter of fiscal 2013 consisted of $1,750,000 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Operations Officer, Chief Strategic Officer and Chief Acquisitions Officer and $90 administrative support, which mostly consisted of bank fees.

The estimated value of stock based compensation for our executive officers was based on the employment agreements with John F. Wallen, our Chief Executive Officer, James R. Millikan, our Chief Financial Officer, Cynthia Boerum, our Chief Strategic Officer and Patrick Custardo, our Chief Acquisitions Officer which provide for 1,750,000, 1,000,000, 1,000,000 and 1,000,0,00 stock options, respectively. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option immediately after the effective date of the agreement April 26, 2012 and January 3, 2013 for Mr. Custardo, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. Options have been valued using the Black-Scholes Model, which was not materially different than the shares current valuation, for a total compensation value to be recognized over the vesting term of the agreement, in the amount of $19,000,000. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Accelera Innovations, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Our common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to current investor, the founder of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $85 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with product ready for market. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the three months ending March 31, 2013 by approximately $437,500, so that a $3 estimated value for Company’s common stock ($1 less per share) would result in lower general and administrative expenses and a higher estimated value for the Company’s common stock would higher general and administrative expenses. Due to the lower exercise price offered to our executive offers in their employment contracts ($0.0001 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

To date, our general and administrative expenditures, which in most other cases are paid in cash include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the periods ended March 31, 2013. In addition, we expect to incur research and development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Company had a total of $10 and $0 in assets, respectively and the Company has no liabilities as of March 31, 2013 and December 31, 2012, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Net Cash Used In Operating Activities	$(90)	$(33,391)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	100	27,677
Net Increase (Decrease) In Cash	$10	$(5,714)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

As of March 31, 2013, we had a cash balance of only $10 and no other assets. We have an accumulated deficit during our development stage and no means to pay liabilities in excess of our assets. Accelerated Venture Partners LLC (“AVP”) has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

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

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

We had $10 in cash reserves as of March 31, 2013,. Until we actually commence our deployment program, our monthly cash requirements are minimal.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2013, the Company has had no revenue and had a net loss of $1,750,090. As of March 31, 2013, the Company has an accumulated deficit of $7,039,755 during the development stage. And the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Dated: May 20, 2013
ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Documents

* To be filed by amendment