Form 10-Q
period 2013-09-30
ACCELERA INNOVATIONS, INC.
filed 2013-11-14
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,511,812 shares of common stock, par value $.0001 per share, outstanding as of November14, 2013

Transitional Small Business Disclosure Format (Check one):Yes ☐No ☒

Accelera Innovations, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)	3

	Unaudited condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2013	4

	Condensed Statements of Stockholders’ Deficit	5

	Unaudited condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2013	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4A(T).	Controls and Procedures	20

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INNOVATIONS, INC.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$50	$-
Total Current Assets	50	-

TOTAL ASSETS	$50	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to Stockholder	$74,215	$-

TOTAL LIABILITIES	$74,215

Stockholders' Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized; $0.0001 par value
21,511,812 shares and 21,311,812 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	2,151	2,131
Additional paid in capital	8,937,614	5,287,534
Accumulated deficit during development stage	(9,013,930)	(5,289,665)
Total Stockholders' Deficit	(74,165)	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50	$-

The accompanying notes are an integral part of these condensed financial statements.

ACCELERA INNOVATIONS, INC.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					April, 29 2008
					(inception)
	Three Month Periods Ended		Nine Months Period Ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	-	-	-	-	-

EXPENSES
Operating Expenses
General and administrative	$1,005,050	$749,976	3,724,265	4,363,334	$9,013,930
Total operating expenses	1,005,050	749,976	3,724,265	4,363,334	9,013,930

NET LOSS	$(1,005,050)	$(749,976)	(3,724,265)	(4,363,334)	$(9,013,930)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.04)	(0.17)	(0.21)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,511,812	21,311,812	21,509,614	20,807,760

The accompanying notes are an integral part of these condensed financial statements.

ACCELERA INNOVATIONS, INC.
(A Development Stage Company)
Condensed Statements of Stockholders’ Deficit

	Common		Additional	Accumulate Deficit During
	Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, April 29, 2008	-	$-	$-	$-	$-

Issuance of common stock for cash:
Issuance of common stock for cash, at inception, $.001 per share	5,000,000	$500	3,500		4,000

Net loss				(3,256)	(3,256)

Balance, December 31, 2008 (Audited)	5,000,000	500	3,500	(3,256)	744

Net loss				(6,792)	(6,792)

Balance, December 31, 2009 (Audited)	5,000,000	500	3,500	(10,048)	(6,048)

Net loss				(7,591)	(7,591)

Balance, December 31, 2010 (Audited)	5,000,000	500	3,500	(17,639)	(13,639)

Shares tendered by founder, June 2011	(3,750,000)	(375)	375		-
Issuance of stock under stock option, June 2011	2,250,000	225	(225)		-
Issuance of stock under subscription, June 2011	17,000,000	1,700			1,700
Stock issued for cash, September 2011, at $4.00	2,500	-	10,000		10,000
Stock issued for cash, October 2011, at $4.00	26,000	3	103,997		104,000
Stock issued for cash, November 2011, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, December 2011, at $4.00	8,475	1	33,899		33,900
					-
Forgiveness of shareholder loans			16,355		16,355
					-
Net loss				(158,442)	(158,442)

Balance, December 31, 2011 (Audited)	20,539,975	2,054	179,901	(176,081)	5,874

Stock issued for cash, January 3, 2012, at $4.00	1,500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1,000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100
Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, April 3, 2012, at $4.00	5,000	1	19,999		20,000
Stock issued for cash, April 13, 2012, at $4.00	5,000	1	19,999		20,000
Stock repurchase for cash April 14, 2012	(75)	-	(300)		(300)
Stock issued for cash, May 2, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, May 7, 2012, at $4.00	2,000	-	8,000		8,000
Forgiveness of shareholder loans		-	20,360		20,360
Shares issued for cash less exercise of options	750,000	75	(75)		0
Fair value of option vested			5,000,000		5,000,000

Net loss				(5,113,584)	(5,113,534)

Balance, December 31, 2012 (Audited)	21,311,812	$2,131	$5,287,534	$(5,289,665)	$0
Shares issued for cash less exercise of options	200,000	20	(20)
Fair value of option vested			2,700,000		2,700,000
Forgiveness of shareholder loans			100		100
Net loss				(2,719,215)	(2,719,215)
Balance, September 30, 2013 (unaudited)	21,511,812	$2151	$8,937,614	(9,013,930)	(74,165)

The accompanying notes are an integral part of these condensed financial statements.

ACCELERA INNOVATIONS, INC.
 (A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS

			April 29, 2008
			(inception)
	For the Nine Month Periods Ended		through
	September 30,		September 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,724,265)	$(4,363,334)	$(9,013,930)
Adjustment to reconcile net loss to net
cash used in operations:
Stock based compensation	3,650,100	4,249,976	8,650,100
Net Cash used in Operating Activities	(74,165)	(113,358)	(363,830)
INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-
FINANCING ACTIVITIES:
Issuance of common stock		87,350	253,250
Purchase of treasury stock			(300)
Shareholder Advances	74,215	20,334	110,930
Net Cash Provided by Financing Activities	74,215	107,684	363,880

Net increase (decrease) in cash and cash equivalents	50	(5,674)	50
Cash and cash equivalents, beginning of period	-	5,874	-
Cash and cash equivalents, end of period	$50	$200	$50

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for cashless exercise of stock options	$20		$95
Forgiveness of debt by shareholder	$100		$20,460

The accompanying notes are an integral part of these condensed financial statements.

  Accelera Innovations, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

1. Background Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Operating results for the three and nine month period ended September 30, 2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2013. These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission.

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which included a possible merger, acquisition or other business combination with an operating business. The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

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

On October 18, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and changed its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

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

Accelera Innovations, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

2. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2013, the Company has had no revenue and had a net loss of $1,005,050. As of September 30, 2013, the Company has an accumulated deficit of $9,013,930 during the development stage. And the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company does not have cash equivalents as of September 30, 2013 and December 31, 2012.

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

Accelera Innovations, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

3. Significant Accounting Policies (continued)

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2013, the Company did not have any potentially dilutive common shares.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. These financial instruments include stock options granted to the officers in 2012 and the three months ended September 30, 2013.

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

Accelera Innovations, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

3. Significant Accounting Policies (continued)

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Equity Transactions

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of September 30, 2013. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The company has 21,511,812 and 21,311,812 issued and outstanding shares as of September 30, 2013 and December 31, 2012, respectively.

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

Accelera Innovations, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

4. Equity Transactions (continued)

From the period beginning April 1, 2012 through September 30, 2012, the Company issued 15,000 shares of common stock, at $4.00 per share in cash, for a total amount of $60,000.

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
September 30, 2013
(Unaudited)

4. Equity Transactions (continued)

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
There are no warrants, or other common stock equivalents outstanding as of September 30, 2013 and December 31, 2012.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the nine months ended September 30, 2013, the year ended 2012 and 2011was $8,650,000. The Company recognized stock-based compensation expense of $3,650,000, 5,000,000 and $0 during the nine months ended September 30, 2013, year ended 2012 and 2011, respectively, which were included in general and administrative expenses. As of September 30, 2013, there was $10,350,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3 years.

Accelera Innovations, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

The following is a summary of the outstanding options, as of September 30, 2013:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	-	-	$-	$-
Granted	3,750,000	1,250,000	$4.00	$0.0001	2.75 years
Exercised	(750,000)	-
Forfeited / expired	-	-
Options, December 31, 2012	3,000,000	1,250,000
Granted	1,000,000	675,500	4.00	0.0001	3 years
Exercised	(200,000)
Forfeited / expired	-	-
Options, September 30, 2013	3,800,000	2,162,500

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,327,953 shares of common stock for issuance under its stock award plan, and 4,327,953 of these shares remained available for future issuance as of September 30, 2013.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2013 the Company had a loss and for the period April 29, 2008 (date of inception) through September 30, 2013. The net operating losses resulting from operating activities result in deferred tax assets of approximately $289,655 at the effective statutory rates which will expire by the year 2032. The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended September 30, 2013.

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

Results of Operations

For the three month period ending September 30, 2013, the Company had no revenues and incurred general and administrative expenses of $1,005,050.

For the nine month period ending September 30, 2013, the Company had no revenues and incurred general and administrative expenses of $3,724,265.

For the period from inception (April 29, 2008) through September 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(9,013,930), mostly due to employee stock based compensation expenses, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, filling Form S-1 with the SEC in May of 2012 and other related compliance matters.

During the three months ended September 30, 2013, which was the third quarter of our fiscal year ending December 31, 2013, we had no revenue and incurred general and administrative expenses of $1,005,050. Our net loss was $1,005,050, due to the general and administrative expenses. General and administrative expenses for the third quarter of fiscal 2013 consisted of $950,000 for the estimated value of stock-based compensation to our Chief Executive Officer, Chief Operations Officer, Chief Strategic Officer and Chief Acquisitions Officer and $55,000 administrative support, which mostly consisted of SEC filing expenses.

The estimated value of stock based compensation for our executive officers was based on the employment agreements with John F. Wallen, our Chief Executive Officer, James R. Millikan, our Chief Financial Officer, Cynthia Boerum, our Chief Strategic Officer and Patrick Custardo, our Chief Acquisitions Officer which provide for 1,750,000, 1,000,000, 1,000,000 and 1,000,000 stock options, respectively. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option immediately after the effective date of the agreement April 26, 2012 and January 3, 2013 for Mr. Custardo, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. Options have been valued using the Black-Scholes Model, which was not materially different than the shares current valuation, for a total compensation value to be recognized over the vesting term of the agreement, in the amount of $19,000,000. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Accelera Innovations, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Our common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to current investor, the founder of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $85 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with product ready for market. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the three months ending September 30, 2013 by approximately $437,500, so that a $3 estimated value for Company’s common stock ($1 less per share) would result in lower general and administrative expenses and a higher estimated value for the Company’s common stock would higher general and administrative expenses. Due to the lower exercise price offered to our executive offers in their employment contracts ($0.0001 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

To date, our general and administrative expenditures, which in most other cases are paid in cash include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the periods ended September 30, 2013. In addition, we expect to incur research and development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Company had a total of $50 and $0 in assets, respectively and the Company has $72,215 in liabilities as of September 30, 2013 and $0 as of December 31, 2012, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Net Cash Used In Operating Activities	$(74,265)	$(113,358)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	74,215	107,684
Net Increase (Decrease) In Cash	$50	$(5,674)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

As of September 30, 2013, we had a cash balance of only $50 and no other assets. We have an accumulated deficit during our development stage and no means to pay liabilities in excess of our assets. Accelerated Venture Partners LLC (“AVP”) has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

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

Business Rules Engine- is designed specifically for Healthcare which is data mining engine. Axiom is a parallel or simultaneous processing rules engine designed to apply complex rule-sets on very large dimensional data input to produce multiple result outputs.

Dynamic Webpage Generator - a dynamic web based assessment engine that is intended to interfaces with data forms.

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

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

We expect to use the proceeds from our offering for infrastructure and software, sales and marketing, employee compensation, legal fees, accounting fees, rent and other payables to deploy our technology. The Company’s technology platform is fully functional in its current state and is anticipated to be marketed into metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2013, and approximately $19 million through December 31, 2014 for general corporate purposes, for which proceeds we have an estimated plan. In detail, over the first twelve months after financing it is estimated that the Company will utilize an estimated $24 million of the offering for the following milestones: Infrastructure; Transfer our licensed software technology from internal Company servers to a data center facility with redundant backup systems, it is estimated this will take three months at an estimated cost of $3 million and an estimated $250,000 per month thereafter for expansion and service fees totaling $5.2 million over the first twelve months from financing. Software Fees: Under our Licensing Agreement with Synergistic Holdings LLC, the Company is to pay $5 million on July 13, 2012 that was verbally extended by Licensor to July 13, 2013 and $7.5 million on April 13 2014 for a total of $12.5 million in licensing fees over the next twelve months. Sales and Marketing: The Company intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“Software-as-a-Service” also known as “SaaS”) to the healthcare industry. It is estimated that the Company will grow from the current three full time employees marketing the product to twenty-three within the next nine months including management, advertising, tradeshows and travel expenses at an estimated cost of 2.2 million and growing to fifty-seven people including management and all sales and marketing activity within the next twelve months totaling an estimated cost of $5.3 million. Legal fees, Accounting fees, Rent and other payables: The Company estimates these fees to be an estimated $950,000 over the next twelve months. The above mentioned expenditures meet the Company’s requirement under the Licensing Agreement to advance the licensed technology as agreed.

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

Our business may not materialize in the event we are unable to execute on our plan described in our prospectus. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, (that has been verbally extended to January 13, 2014) an additional $7,500,000 by April 13, 2014, an additional $10,000,000 April 13, 2015 and an additional $7,500,000 by April 13, 2016 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

We had $50 in cash reserves as of September 30, 2013. Until we actually commence our deployment program, our monthly cash requirements are minimal.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2013, the Company has had no revenue and had a net loss of $3,724,265. As of September 30, 2013, the Company has an accumulated deficit of $9,013,930 during the development stage. And the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013
ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents