Form 10-K
period 2013-12-31
ACCELERA INNOVATIONS, INC.
filed 2014-04-15
CIK 1444144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

_________________________________________________
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

As of April 14, 2014 there were 34,382,522 shares of the registrant’s common stock outstanding.

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
and (b) cash compensation at a rate of $50,000 per month. The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2 and $400,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $50,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,200,000 unless Accelera receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder. The agreement was for a twelve term and both parties verbally agreed to extend the agreement until one of the parties send a written termination notice giving the other party thirty days’ notice of termination.

On August 22, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with our majority shareholder Synergistic Holdings, LLC (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software that is designed to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that is intended to allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the most costly disease states.

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

Pursuant to the Agreement the Company was granted an exclusive, non-transferrable worldwide license for proprietary Internet-based, software “Accelera Technology” that is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that are designed to allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the most costly disease states. This is intended to be accomplished through the proprietary technology, which is designed to identify and measure the severity of the sickness level based upon evidence-based clinical and medical rules and is designed to delivers the results to insurance companies, doctors, hospitals, and employers.

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

Licensor may terminate the Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial applications and restrictions on its application.

On April 11, 2013, the Company formed At Home Health Management LLC, the company has been organized as an Illinois limited liability company under and pursuant to the Act and the issuance of a certificate of organization for the Company by the Secretary of State of Illinois. This entity will strategically separate the Home Health business and allow the acquisitions the autonomy to continue to run their business, but also take advantage of additional administrative services and business tools. Some of those services will include the use of clinical software, group purchasing and marketing expertise. Each healthcare specialty will have is own MSO, this allows Accelera Innovations the ability to build and create an exit strategy for each MSO, long term.

On October 4, 2013, the Company entered into a Standby Equity Purchase Agreement with Lambert Private Equity, LLC, a Delaware limited liability company (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of the Company’s common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”).

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The maximum amount that the Company is entitled to put to the Investor in any one draw down notice is no more than $2,000,000 and not exceeding 285,710 shares. The purchase price shall be set at ninety percent (90%) of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the fifteen (15) consecutive trading day period beginning on the date of delivery of the applicable draw down notice.  The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing.  There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put.  During such time, the Company shall not be entitled to deliver another draw down notice.  In addition, the Investor will not be obligated to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

The Investment Agreement further provides that the Company and the Investor are each entitled to customary indemnification from the other for, among other things, any losses or liabilities they may suffer as a result of any breach by the other party of any provisions of the Investment Agreement or Registration Rights Agreement (as defined below), or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party’s execution, delivery, performance or enforcement of the Investment Agreement.

The Investment Agreement also contains customary representations and warranties of each of the parties.  The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement.  In addition, certain representations and warranties were made as of a specific date, may be subject o a contractual standard of materiality different from what a shareholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts.  Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the Securities and Exchange Commission (the “SEC”).

Pursuant to the terms of a Registration Rights between the Company and the Investor (the “Registration Rights”), the Company is obligated to file one or more registrations statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 180 days after the registration statement is filed.

As an inducement to Investor to enter in to the Investment Agreement and as consideration for the Investor making the investment the Investor received 285,710 shares of common stock and 100% warrant/option coverage. The option to purchase shares certified that for good and valuable consideration, the receipt and sufficiency of which was acknowledged, Lambert Private Equity, LLC is entitled effective as October 4, 2013, subject to the terms and conditions of the Option to purchase from the Company up to a total of 14,287,710 shares of the Company’s common shares at the price of the lesser of (a) $7.00 or (b) 110% of the lowest daily VWAP for the common stock as reported by Bloomberg during the thirty (30) trading days prior to the date the Investor exercised the Warrant prior to 5:00pm New York time on September 3, 2018 the expiration date.

On November 20, 2013, Accelera Innovations, Inc. (the “Accelera or Company”) executed a Stock Purchase Agreement (the “SPA”) and its wholly owned subsidiary Accelera Healthcare Management Service Organization LLC, (“Accelera HMSO”) executed an Operating Agreement with Blaise J. Wolfrum, M.D., an individual resident of the State of Illinois and Behavioral Health Care Associates, Ltd. (“BHCA”), an Illinois Company. Accelera will acquire One Hundred Percent (100%) of the 100,000 issued and outstanding shares of BHCA from Dr. Wolfrum. Accelera HMSO as a wholly owned subsidiary of Accelera will operate BHCA in accordance with the Operating Agreement.

BHCA provides billing, practice management and administrative services to doctors and other clinicians who provide services to hospitals, nursing homes and individual clients.  In support of the billing and practice management services, BHCA provides in-house Psychiatric evaluations, complete neuropsychological testing, assessments and treatment services, counseling and medication management. Furthermore, BHCA provides comprehensive laboratory services include EKG, Drug Screens, blood work ups and sleep lab evaluation.  Detoxification services include alcohol and all drugs and substances with directorship to methadone maintenance programs. BHCA also provides MEPS military screenings and performs research trials as a contracted site for several fortune 500 pharmaceutical firms.

Pursuant the SPA, the Company shall pay to Dr. Wolfrum Four Million Five Hundred Fifty Thousand Dollars ($4,500,000), (the “Purchase Price”), of which One Million Dollars (1,000,000) shall be payable Ninety (90) days from the date of Closing and, the amount of Seven Hundred Fifty Thousand Dollars ($750,000) shall be paid One Hundred and Eighty (180) days from Closing. The balance of the Purchase Price, Two Million Eight Hundred Thousand Dollars ($2,800,000), shall be paid in Three (3) payments of Seven Hundred Fifty Thousand Dollars ($750,000) and a final payment of Five Hundred Fifty Thousand Dollars ($550,000) beginning Two Hundred Seventy  (270) days after closing, and every three months thereafter until the Purchase Price is paid in full.

The Company and Dr. Wolfrum executed a Security Agreement, Assignment of Stock Agreement and Secured Promissory Note to secure payments due under the SPA wherein, the Company pledged 100% of the shares of BHCA as collateral and entered into a Promissory Note of Three Million Five Hundred Fifty Thousand Dollars (3,500,000). The entire transaction can be immediately terminated prior to Dr. Wolfrum receiving the first payment by either party upon written notice to the other releasing the parties of any and all obligations.

On November 20, 2013, the Company entered into an employment agreement with Blaise J. Wolfrum, M.D., as the President of the Accelera business unit “Behavioral Health Care Associates” reporting to John Wallin, CEO of Accelera. In consideration of the services, the Company agreed to issue a stock option to purchase Six Hundred Thousand (600,000) shares of the Company’s Common Stock under the terms of the Company’s 2011 Stock Option Plan at an exercise price of $.0001 per share. The Six Hundred Thousand (600,000) shares shall vest over the course of the Three (3) years, earned annually, at Two Hundred Thousand (200,000) shares each year; after the commencement of employment so long as he remain an employee of the Company. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from the agreement shall immediately vest and become fully exercisable. The employment agreement with Dr. Wolfrum provides that the Company shall pay Blaise a base salary of $300,000 per year to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Mr. Wolfrum will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the Behavioral Health Care Associates business performed by an Accelera appointed audit firm. The Board of Directors will implement a bonus structure based on goals, objectives and performance.

On November 29, 2013, the Company formed Accelera Healthcare Management Service Organization LLC, the company has been organized as an Illinois limited liability company under and pursuant to the Act and the issuance of a certificate of organization for the Company by the Secretary of State of Illinois. This entity will strategically separate the Behavioral Health business and allow the acquisitions the autonomy to continue to run their business, but also take advantage of additional administrative services and business tools. Some of those services will include the use of clinical handheld devices to gather patient data, group purchasing and marketing expertise.

On December 13, 2013 Accelera Innovations, Inc. (“Accelera”) entered in to Purchase Agreement and its wholly owned subsidiary, At Home Health Management LLC. (“AHHM”) entered into an Operating Agreement with At Home Health Services LLC, All Staffing Services, LLC, both Illinois limited liability companies (jointly "Subject LLCs"), Rose Gallagher, individually and as the sole manager and Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 ("Gallagher").

Pursuant to the Purchase Agreement, Gallagher agrees to sell her membership interests in At Home Health Services LLC and All Staffing Services, LLC, and Accelera agreed to purchase the membership interest in the Subject LLC’s. At Home Health Services is engaged in the business of providing home health care services for mental health, seniors, children, skilled nursing, therapists, wellness education, physical assistance, and special care situations. All Staffing Services, LLC is engaged in the business of providing staffing for clerical and industrial positions.

Accelera agreed to pay Gallagher or her assignee of $1,420,000 dollars, with the sum of $500,000 dollars within ninety (90) days of the Initial Closing Date, the sum of $420,000 dollars within eight (8) months of the Initial Closing Date. Furthermore, Accelera shall pay a sum equal to the Net Accounts Receivable, meaning the amount applicable to the Subject LLCs as of the Initial Closing Date equal to (a) the bank account balances plus (b) accrued accounts receivable balances, plus (c) a proration through the Initial Closing Date of the prepaid expenses, bonds, and licensing fees of the Subject LLCs, plus (d) an amount equal to the security deposit on the lease for the business address minus (d) the balance of the accounts payables of the Subject LLCs as of the Initial Closing Date.  For the above purposes, the terms accounts receivable and accounts payable shall be determined in accordance with standard accounting principles within twelve (12) months of the Initial Closing Date and the sum of $500,000 dollars within eighteen (18) months of the Initial Closing Date. The Initial Closing Date was December 9, 2013, and the Final Closing Date is June 12, 2015 at Gallagher's office in Mokena IL. Further, it was agreed that for the duration of the Purchase Agreement that Accelera’s wholly owned subsidiary AHHM would operate the Subject LLC’s pursuant to an Operating Agreement.  In an effort to promote faster growth of the Subject LLCs' businesses so that their value will be maximized at the Final Closing, the parties agreed to jointly determine what, if any, monies the Accelera will provide to AHHM for use by AHHM in promoting the success of the Subject LLCs. Additionally, the Subject LLCs agreed to deposit all of their receipts in an account of AHHM.

All payment made by Accelera as described above are non-refundable to Accelera and shall be deemed as consideration for services performed.  All amounts, including but not limited to any accounts receivables of the Subject LLCs, in any AHHM account from any source shall become the property of the Subject LLCs upon breach of the terms of the Purchaser Agreement by Accelera.  Upon full compliance with the terms of the Purchase Agreement, all amounts then in any AHHM accounts shall be distributed to Accelera.

On December 13, 2013, Accelera entered into a three-year Employment Agreement with Rose M. Gallagher as the President of Accelera’s At Home Health Care business unit reporting to John Wallin, Accelera’s CEO. In consideration of the services, Accelera agreed to immediately grant Ms. Gallagher 585,000 common shares at a price of $0.0001 per share, and an option to purchase 1,000,000 common shares at a price of $0.0001 per share, to be vested Two Hundred and Fifty Thousand (250,000) shares annually for 4 years, beginning March 12, 2014; with final vested shares on March 12, 2017, all the shares will be issued in accordance with the terms of the Accelera’s 2011 Stock Option Plan. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Additionally, Accelera agreed to compensate Ms. Gallagher $150,000 per annum, which shall be paid bi-weekly in accordance with the Company’s customary payroll practices. Ms. Gallagher will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the At Home Health Care business that includes the Subject LLC’s performed by an Accelera’s appointed accounting firm, approximately ninety (90) days from the employment offer. The Board of Directors intends to implement a bonus structure based on goals, objectives and performance

OVERVIEW

Accelera Innovations, Inc. (“Accelera”), a Delaware corporation, is a healthcare service company which is focused on integrating its licensed technology assets into our newly acquired companies Behavioral Health Care Associates, Ltd., At Home Health Services LLC and All Staffing Services, LLC to reduce operating costs and expand operations. The technology was licensed to the Company by our majority shareholder Synergistic Holdings, LLC, a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

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

Accel – Business Rules Engine is designed specifically for Healthcare which is data mining engine. Accel is a parallel or simultaneous processing rules engine designed to apply complex rule-sets on very large dimensional data input to produce multiple result outputs.

Accel Forms – Dynamic Webpage Generator, a dynamic web based assessment engine that is intended to interfaces with data forms and Accel.

Accel Secure – Integrated into the Accelra Healthcare Framework, is designed to provide enterprise level security and is intended to protect applications and data and is designed to provide performance and scalability for secure medical data mining.

Patient Portal - Consumer-facing internet-based technology that is designed to encompass the following:

•
Connect between patient and providers through a fully secure two-way Patient Portal, including After Visit Summaries, patient messaging and care plan adherence alerts based on relevant health care protocols.

•	Display relevant patient and care plan information in easy-to-understand onscreen and printable displays for patients and triaged formatting for caregivers.
•	Provide patient behavior modifications self-management modules,
•	Allow third party access into the patient portal
•	Create Personal Health Records (PHR) that are personalized based on patient condition for patient care and messaging.

Self-Management Disease Modules - Provider and Consumer-facing internet-based technology that is designed to encompass the following:

•	Interactive disease management tools that focus on chronic health conditions. It is designed to include content indexed to specific triggers within a disease state
•	Personalized based on National Drug Code (NDC), and Current Procedural Terminology (CPT4) codes
•	Proprietary messaging based on CMS Medicare/Medicaid established triggers
•	Valid and reliable behavioral health triggers that facilitate care plan adherence and compliance

Provider Portal - Provider-facing internet-based technology that is designed to encompass the following:

•	Dashboard access to Patient Portal inputs at the patient level,
•	Summary access to disease management adherence & compliance messaging alerts,
•	Direct input into patient health records,
•	Direct recommendations to the patient.

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

The coordinated care would begin with the office visit using the Accelera Practice Management and Electronic Medical Record applications. The provider may also access disparate patient consults and share the patient’s record using the Accelera Health Information Exchange and Portal.  When the patient is admitted to the hospital setting, all of the functions are intended to be automated using the Accelera Hospital Information System. The physician would continue to have full access to the patient’s information to receive accurate and efficient information. If the primary care physician is part of an Accountable Care Organization, then those reports required by Center for Medicare and Medicaid will be created and distributed using the Accelera Accountable Care Organization application.

The Accelera Patient Management Record is designed to identify patients with preventable, yet escalating associated costs, then directs intense online self-management services to improve the quality-of-life for the patient and deliver more effective health information. Patients would be electronically triaged using the Center for Medicare and Medicaid (CMS) rule-set for disease management, as well as proprietary evidence-based disease management rules. These rules are based on clinical standards from major health organizations. This is intended to allow providers, as well as patients, to monitor care through targeted interventions. The technology platform is intended to allow healthcare providers to anticipate patient care needs, motivate patient compliance, activate evidence-based standards of care, and improve efficiency.

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

[Missing Graphic Reference]

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

Real-time health care analytics are programs that are intended to analyze clinical information at the point of care and support health providers as they make prescriptive decisions. Accelera’s real-time systems are designed to be “active knowledge systems, which use two or more items of patient data to generate case-specific advice

Batch health care analytics is a technical application that is designed to retrospectively evaluate population data sets (i.e. records of patients in a large medical system, or claims data from an insured population). These evaluations can be used to supplement disease management or population health management efforts.

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

Accelera HIS

The Accelera Hospital Information System solution automates the operation of individual departments and their respective functions within the inpatient environment. These hospital based transaction and decision support systems form the core of systems that in conjunction with other tools designed to directly support clinical decision making, help streamline the care process over the continuum of care. They include applications for patient care, laboratory, pharmacy, radiology, surgery, materials management, emergency department, financials and management decision support.

Accelera ACO

Accelera Accountable Care Organization (ACO) application is a tool designed to accurately report to CMS (Centers of Medicare and Medicaid Services) the usage of provider claims and reimbursement. The tool also analyses ways to improve care and lower cost across the ACO.
 [Missing Graphic Reference]

Accelera’s differentiating factor, as mentioned above, is how we intend to securely integrate the virtual world into our overall strategies. We intend to use cloud technology to continuously get closer to the patient; respond to application issues within minutes and connect with other providers and payers.

Our keys to success over the next five years are:

•	Offer providers, the Accelera Security tool, as a stand -alone application and prevent fraudulent activity in the healthcare vertical.

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

Strategies

•	Focus resources on selling the strongest solutions within growing markets to key executives where existing personal relationships exist and local market penetration could be high.

•	Create a viral, perpetuating client referral environment by turning potential customers into advocates

•	Evaluate potential client relationships to identify opportunities to structure long term commitments that could eventually expand Accelera’s growth.

•	Target geographic areas where Accelera product market share could be strong. Develop marketing programs and brand awareness campaigns to gain penetration within competing hospitals.

•	Increase Sales involvement of Product Consultants and Product Management through a team selling approach.

•	Develop targeted competitor replacement campaigns with aggressive incentives.

•	Sale and grow market share of key solutions.

•	Market to pharmaceutical organizations for Accelera HIE and clinical trials.

•	Connect a group of Emergency departments in a local region to the Accelera HIE application to report and increase public health awareness.

Telemarketing

•	Campaigns promoting Accelera solutions will be implemented. Leads will be loaded, distributed and tracked through closure within the customer relations management “CRM”.

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

Health Plan Competitors

We believe the health care industry is fragmented and rapidly evolving. Our competitors vary in size, scope and breadth of the products and services they offer. We offer a software-as-subscription program that provides health care services similar to or directly in competition with health care services offered by hospital groups, electronic medical record service providers and practice management service providers.

We believe that success in the health care industry, particularly in the areas of primary and chronic care, is dependent upon the ability of providers to:

•	provide easy access, convenience, and a quality experience to consumers;

•	lower the cost of health care by streamlining operations, lowering operating expenses, and reducing errors, and human intervention;

•	automate the entire health care lifecycle and integrate the business and care aspects of health care; and

•	use technology to facilitate evaluation and diagnosis, treatment, after-care management, and billing and collections.

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

GOVERNMENT REGULATIONS

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our potential customers in a manner that complies with those laws and regulations. Inability of our potential customers to do so could affect the marketability of our products or our compliance with our potential customer contracts, or even expose us to direct liability under the theory that we had assisted our potential customers in a violation of healthcare laws or regulations. Because our business relationships with physicians will be unique and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our potential customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our potential customers. It is possible that a review of our business practices or those of our potential customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

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

In their report dated December 31, 2013, our independent auditors stated that our financial statements for the period from inception April 29, 2008 through December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed April 29, 2008 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history and have limited sales, you will have no basis upon which to evaluate our ability to achieve our business objectives.

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

Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company.

Our directors including our Chairman Mr. Geoff Thompson and our CEO, Mr. John Wallin are engaged in outside business activities, Mr. Thompson is the founder and director of Synergistic Holdings, LLC and Mr. Wallin has been the CEO and director of Synergistic Holdings, LLC since 2009, the Company’s majority shareholder and Licensor of the Company’s technology, which may result in a conflict of interest in allocating his time between our operations and his other business activities. Although Mr. Wallin has a full time employment agreement with the Company his other business affairs may require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability efficiently operate the Company as a result, Mr. Thompson and Mr. Wallin will be in a position to make business decisions adverse to Accelera Innovations to the benefit of Synergistic Holdings.

We are substantially dependent on a third party

The Company is currently substantially dependent upon technology licensed from Synergistic Holdings, LLC. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, (that has been verbally extended to August 13, 2014) an additional $7,500,000 by April 13, 2014 (that has been verbally extended to August 13, 2015), an additional $10,000,000 April 13, 2015 (that has been verbally extended to August 13, 2016), and an additional $7,500,000 by April 13, 2016 (that has been verbally extended to August  13, 2017), equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology. If the license is terminated upon the occurrence of events of default specified in the Agreement and outlined as followed:

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

We have no profitable operating history and May Never Achieve Profitability

From inception (April 29, 2008) through December 31, 2013, the Company has an accumulated deficit of $12,264,195 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have only started generated revenues since November 2013 from operations. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. We may not ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $30 million for the deployment of its licensed technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $35,000,000 in an offering through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, engineering, sales and marketing, $17,680,122 will be used for acquisitions, infrastructure, software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $3 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $35,000,000 estimated to be required.

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

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2013. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

 We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2013, 21,511,812 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

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

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) ("PPACA") and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the "Reconciliation Act"), which amends the PPACA (collectively the "Health Reform Laws"), were signed into law in March 2010. The Health Reform Laws contain various provisions that may impact us and our potential customers. Some of these provisions may have a positive impact by implementing reimbursement programs that reward providers for patient-centered, health IT-dependent activities (e.g., Accountable Care Organizations), for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 20511 Abbey Drive, Frankfort, Illinois 60423. The Company’s telephone number is (866) 866-075.

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

The Company will not be able to commercialize its technology or close on our acquisitions without additional capital, if we do not raise additional funds of at least $30 million for the deployment of its technology and our acquisitions over the next three years we could lose its rights to the technology and acquisition opportunities. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License and default on our acquisition agreements. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek $35,000,000 in this offering through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. The Company therefore intends to raise $35,000,000 in this offering, the proceeds of which are estimated to be utilized as follows:

The following table sets forth the uses of proceeds from the primary offering would be used assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. There is no assurance that we will raise the full $35,000,000 as anticipated.

Percent of total shares offered	25%	50%	75%	100%

Shares Sold	$1,250,000	$2,500,000	$3,750,000	$5,000,000

Gross Proceeds from offering	8,750,000	17,500,000	26,250,000	35,000,000
Less offering expenses (1)	21,234	21,234	21,234	21,234
Net offering proceeds	8,728,766	17,478,766	26,228,766	34,978,766

Use of Net Proceeds

Management, Business Development and related expenses:
Management (2)	800,000	1,155,062	1,875,000	2,500,000
Business Development (3)	900,000	1,300,000	4,424,964	7,374,940
Infustructure and Software expenditures:
Infustructure	1,500,000	2,300,000	3,108,000	5,180,000
Software/Acquisitions	2,500,000	5,300,000	9,397,098	12,500,000
Other expenditures:

Advertising and Public Relations	2,000,000	2,000,000	2,000,000	2,000,000
Working Capital Regulatory Costs (EDGAR, PRINTING etc.)	15,000	15,000	15,000	15,000

Legal	25,000	25,000	25,000	25,000
Accounting	13,000	13,000	13,000	13,000
Other – Payroll, Office & Miscellaneous	975,766	2,360,643	2,360,643	2,360,643
Reserve for special projects		1,000	1,000,000	1,000,000
Sub-total for Working Capital	8,728,766	15,468,705	24,218,705	32,968,705

Unallocated working capita l *	-	2,010,061	2,010,061	2,010,061

Total Use of Proceeds	$8,728,766	$17,478,766	$26,228,766	$34,978,766
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

We expect to use the proceeds from this offering, in order of priority, for the deployment of our technology into new metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2014, and approximately $19 million through December 31, 2015 for general corporate purposes, for which proceeds we have an estimated plan. The principal purposes of this offering are to obtain additional capital, to create a public market for our common stock, facilitate future access to public equity markets, increase awareness of our company among potential customers, expand by acquisition into new metropolitan markets, broaden our scope of care, and improve our competitive position. We believe that the net proceeds from this offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements.

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

SELLING STOCKHOLDERS

The common shares being offered for resale by the 89 selling stockholders consist of 4,456,880 shares of our common stock, $0.0001 par value representing (19.91%) of the 22,382,522 issued and outstanding shares of common stock. There are 4,103,368 shares (the “Lock-up Shares”) of the 4,456,880 held by the selling stockholders that are subject to lock-up agreements. These shares are subject to lock-up agreements that are scheduled to expire at various times during the next 33 months. Under the terms of the lock-up agreements, the Lock-up Shares cannot be sold or transferred for a period of six (6) months (the “Lock-up Period”) from November 29,2012 the date that the Securities and Exchange Commission (SEC) declared our registration statement effect (the “Effective Date”). On the date of expiration of the Lock-up Period and for each of the nine (9) consecutive three-month periods after the date of expiration of the Lock-up Period, the aggregate number of Lock-Up Shares that may be sold or transferred in the three-month period after the date of expiration of the Lock-up Period and in any such three-month period shall not exceed (i) that number of Lock-up Shares equal to 10% of the Stockholder’s Lock-up Shares held on the Effective Date (the “10% Limit”), for any Stockholder who is not an affiliate of the Company and (ii) the maximum amount permitted under applicable law or regulation for any Stockholder who is an “affiliate” in any 90-day period, provided that such maximum amount does not exceed the 10% Limit. The release dates, number of shares being released, and corresponding percentages of our 22,382,522 outstanding shares, are 410,336 shares (1.83%) six (6) months after the Lock-up Period and 410,336 shares (1.83%) for each of the nine (9) consecutive three-month periods after the date of expiration of the Lock-up Period.

PLAN OF DISTRIBUTION

Plan of Distribution for the Company’s Initial Public Offering of 5,000,000

Accelera Innovations, Inc. has 22,382,522 common shares of common stock issued and outstanding as of the date of this Form -10K. The Company has registered an additional 5,000,000 shares of its common stock for sale at the price of $7.00 per share for the duration of the offering, which is a period of 16 months from November 29, 2012. There is no arrangement to address the possible effect of the offering on the price of the stock.

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

The outstanding shares of our common stock not included in the offering mentioned above will be available for sale in the public market as follows:

Public Float

Of our outstanding shares, as of December 31, 2013 approximately 17,309,469 shares are beneficially owned by executive officers, directors and affiliates (excluding shares of our common stock which may be acquired upon exercise of stock options and employee options which are currently exercisable or which become exercisable within 60 days of December 31, 2013).

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

Plan of Operation

Accelera Innovations, Inc. (“Accelera”), a Delaware corporation, is a healthcare service company which will initially focus on integrating its technology assets into our newly acquired companies Behavioral Health Care Associates, Ltd., At Home Health Services LLC and All Staffing Services, LLC to reduce operating costs and expand operations. The technology was licensed to the Company by our majority shareholder Synergistic Holdings, LLC, a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

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

Our current plans, predicated on raising $35,000,000 from the sale of 5,000,000 shares of common stock in this offering and will allow the Company to meet the milestones and requirements of its Business Plan and avoid discontinuation of the license. Funding would be required for acquisitions, staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, sales and marketing, $17,680,122 will be used for acquisitions, infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

(b) Management's Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from April 29, 2008 (Inception) to December 31, 2013 and these revenues have come from newly acquired companies. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

In order to meet our need for cash we are attempting to raise money from the primary offering. There is no assurance that we will be able to raise enough money through the primary offering to stay in business. Whatever money we do raise, will be applied first to costs of this offering and then to deploy the Company’s licensed technology and acquisition obligation. If we do not raise all of the money we need from the primary offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or director or others. Our director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through the primary offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease business entirely.

Our current plans, predicated on raising $35,000,000 from the sale of 5,000,000 shares of common stock in this offering and will allow the Company to meet the milestones and requirements of its Business Plan and avoid discontinuation of the license. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, sales and marketing, $17,680,122 will be used for acquisitions, infrastructure and software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

We expect to use the proceeds from our offering for acquisitions, infrastructure and software, sales and marketing, employee compensation, legal fees, accounting fees, rent and other payables to deploy our technology. The Company’s technology platform is fully functional in its current state and is anticipated to be marketed into metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2014, and approximately $19 million through December 31, 2015 for general corporate purposes, for which proceeds we have an estimated plan. In detail, over the first twelve months after financing it is estimated that the Company will utilize an estimated $24 million of the offering for the following milestones: Infrastructure; Transfer our licensed software technology from internal Company servers to a data center facility with redundant backup systems, it is estimated this will take three months at an estimated cost of $3 million and an estimated $250,000 per month thereafter for expansion and service fees totaling $5.2 million over the first twelve months from financing. Software Fees: Under our Licensing Agreement with Synergistic Holdings LLC, the Company was to pay $5 million by July 13, 2013, (that has been verbally extended to August 13, 2014) in licensing fees over the next twelve months. Sales, Marketing and Business Development: The Company intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“Software-as-a-Service” also known as (“SaaS”) to the healthcare industry. It is estimated that the Company will grow from the current three full time employees marketing the product to twenty-three within the next six months including management, advertising, tradeshows and travel expenses at an estimated cost of 6.1 million and growing to fifty-seven people including management and all sales and marketing activity within the next twelve months totaling an estimated cost of $5.3 million. Legal fees, Accounting fees, Rent and other payables: The Company estimates these fees to be an estimated $950,000 over the next twelve months. The Company’s acquisition obligations are $920,000 for At Home Health Services LLC, All Staffing Services, LLC and $2,500,000 for Behavioral Health Care Associates, Ltd. over the next twelve months. The above mentioned expenditures meet the Company’s requirement under the Licensing Agreement to advance the licensed technology and complete the acquisitions as agreed.

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

Our business may not materialize in the event we are unable to execute on our plan described in our prospectus. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, (that has been verbally extended to August  13, 2014) an additional $7,500,000 by April 13, 2014 (that has been verbally extended to August  13, 2015), an additional $10,000,000 April 13, 2015 (that has been verbally extended to August  13, 2016), and an additional $7,500,000 by April 13, 2016 (that has been verbally extended to August 13, 2017), equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

Going Concern

Because we had $185,744 in cash at December 31, 2013, which is insufficient to fund our operations, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the technology which we have recently licensed from Synergetic Holding, LLC, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

The following is a summary of the Company’s operational results for the years ended December 31, 2013 and 2012:

	2013	2012

Revenue	$411,036	--

Total operating expenses	$7,813,652	$5,113,584

Net loss	$(7,402,616)	$(5113,584)

For the period from inception (April 29, 2008) through December 31, 2013, the Company had minimal activities until December , 2013 when it produced $411,036 in revenues from operations and had an accumulated deficit of $(12,692,281) which consisted of $11,940,000 for the estimated fair value of stock-based compensation and $752,281 due to legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, our Form S-1 filed in May of 2012 and other SEC-related compliance matters.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended 2013, the year ended 2012 and 2011was $11,940,000. The Company recognized stock-based compensation expense of $6,940,000, 5,000,000 and $0, for the year ended 2013, 2012 and 2011, respectively, which were included in general and administrative expenses. As of December 31, 2013, there was $15,800,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.7 years.

The following is a summary of the outstanding options, as of December 31, 2013:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	-	-	$-	$-
Granted	3,750,000	1,250,000	$4.00	$0.0001	2.75 years
Exercised	(750,000)	-
Forfeited / expired	-	-
Options, December 31, 2012	3,000,000	1,250,000
Granted	3,185,000	1,260,500	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited / expired	-	-
Options, December 31, 2013	5,400,000	2,985,000	4.00	0.0001	2.7 years

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,327,953 shares of common stock for issuance under its stock award plan, and 4,327,953 of these shares remained available for future issuance as of December 31, 2013.

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

Liquidity and Capital Resources

As of December 31, 2013 and 2012, the Company had a total of $6,050,188 and $0 in assets, respectively and the Company no liabilities as of December 31, 2013 and 2012, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and 2012:

	2013	2012
Net Cash Used In Operating Activities	$(1,100,643)	$(113,584)
Net Cash Used In Investing Activities	(5,110,738)	-
Net Cash Provided By Financing Activities	6,397,125	107,710
Net Increase (Decrease) In Cash	$185,744	$(5,874)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances, acquired companies and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

As of December 31, 2013, we had a cash balance of only $185,744, accounts receivable of $753,706, goodwill of $5,110,738, for a total of $ 6,050,188 of assets. We have an accumulated deficit and no means to pay liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $400,000 is due to AVP upon our securing $5 million in available cash from funding, and an additional $800,000 is due upon our securing $15 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $50,000 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $1,200,000 unless we receive an amount of funding in excess of $15 million. If we receive equity or debt financing that is an amount less than $5 million, in between $5 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments. The agreement was for a twelve term and both parties verbally agreed to extend the agreement until one of the parties send a written termination notice giving the other party thirty days’ notice of termination.

The Company will not be able to commercialize its technology without additional capital, if we do not raise additional funds of at least $30 million for the advancement of its technology over the next three years it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $35,000,000 in 2014 and 2015 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

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

We intend to continue to have our acting Chief Financial Officer prepare our quarterly and annual consolidated financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $5,000 to review our quarterly financial statements and approximately $13,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $25,000 to pay for our accounting and audit requirements.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 5 to our consolidated financial statements. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we do not believe any specific accounting policies have required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, as described above. If we succeed in securing additional financing and commencing research and development activities, we expect the preparation of our financial statements will require a greater number of estimates and more significant judgment. We currently believe the following critical accounting policies will require significant judgments and estimates in the preparation of our future consolidated financial statements.

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

Revenue recognition

Revenue related to our services and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall,  (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

Research and Development Expenses

If the Company is successful in raising additional capital, the Company expects to incur research and development costs which will be expensed as incurred. Research and development costs may include further development of the technology and software, trial costs, development and manufacturing costs, payments to clinical and contract research organizations, compensation expenses for healthcare development personnel, consulting and advisor costs and other costs related to development of its product. Research and development expenses may also include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants. Management plans to assess the level and related costs of the services provided during each reporting period, including the percentage of work completed through each reporting period, to determine the portion to expense in each period. Management expects the assessment of the percentage of work completed in any given period to often require significant judgment and plans to base its estimates on the information available at the time.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Accelera Innovations and Subsidaries
Index to Financial Statements
For the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelera Innovations, Inc.

    We have audited the accompanying consolidated balance sheets of Accelera Innovations, Inc. as of December 31, 2013 and 2012, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelera Innovations, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow and has financed its working capital requirements through advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Anton & Chia, LLP
Newport Beach, California
April 15, 2014

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash	$185,744	$-
Accounts receivable, net	753,707	-
Total Current Assets	939,451	-

Other Assets
Goodwill	5,030,576
TOTAL ASSETS	5,970,027	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to Shareholder	419,084	-
Short-Term Note Payable	8,041
Accrued Expenses	35,418
Total Current Liabilities	462,543	-
Long-term subordinated unsecured notes payable,	5,970,000

TOTAL LIABILITIES	6,432,543	-

Stockholders' Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized,
22,382,522 and 21,311,812 shares issued and outstanding at December 31, 2013 and December 31, 2012	2,239	2,131
Additional paid in capital	12,227,526	5,287,534
Accumulated deficit	(12,692,281)	(5,289,665)
Total Stockholders' Deficit	(462,516)	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,970,027	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2013	2012
REVENUES
At Home	$833	-
All Staffing	34,321	-
BHCA	375,882	-
TOTAL REVENUES	411,036	-
EXPENSES
Operating Expenses

BHCA	454,495
Accelera	7,359,157	5,113,584
TOTAL OPERATING EXSPENSES	7,813,652	5,113,584

NET LOSS	$(7,402,616)	$(5,113,584)

BASIC AND DILUTED LOSS PER SHARE	$(0.34)	$(0.24)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,608,683	20,934,808

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common		Additional
	Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	20,539,975	$2,054	$179,901	$(176,081)	$5,874

Stock issued for cash, January 3, 2012, at $4.00	1,500	-	6,000		6,000
Stock issued for cash, January 24, 2012, at $4.00	1,000	-	4,000		4,000
Stock issued for cash, February 6, 2012, at $4.00	75	-	300		300
Stock issued for cash, February 24, 2012, at $4.00	312	-	1,250		1,250
Stock issued for cash, March 2, 2012, at $4.00	1,025	-	4,100		4,100
Stock issued for cash, March 13, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, April 3, 2012, at $4.00	5,000	1	19,999		20,000
Stock issued for cash, April 13, 2012, at $4.00	5,000	1	19,999		20,000
Stock repurchase for cash April 14, 2012	(75)	-	(300)		(300)
Stock issued for cash, May 2, 2012, at $4.00	3,000	-	12,000		12,000
Stock issued for cash, May 7, 2012, at $4.00	2,000	-	8,000		8,000
Forgiveness of shareholder loans		-	20,360		20,360
Shares issued for cash less exercise of options	750,000	75	(75)		0
Fair value of option vested			5,000,000		5,000,000
Net loss				(5,113,584)	(5,113,534)
Balance, December 31, 2012	21,311,812	$2,131	$5,287,534	$(5,289,665)	$0

Shares issued for cash less exercise of options	200,000	20	(20)
Fair value of option vested			6,940,000		6,940,000
Forgiveness of shareholder loans			100		100
Shares issued for cash less exercise of options	585,000	59	(59)
Shares issued for Lambert Agreement	285,710	29	(29)
Net loss				(7,402,616)	(7,402,616)
Balance, December 31, 2013	22,382,522	$2,239	$12,227,526	(12,692,281)	(462,516)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	For the Year Ended
	December 31,
	2013	2012

OPERATING ACTIVITIES

Net loss	$(7,402,616)	$(5,113,584)

Adjustment to reconcile net loss to net
Cash used in operations:
Forgiveness of debt by shareholder	100
Stock based compensation	6,940,000	5,000,000

Changes in operating assets and liabilities, net of effects
of acquisitions:
Accounts receivable	(753,707)	-
Accounts payable and accrued expenses	35,418	-
Net Cash Used in Operating Activities	(1,180,805)	(113,584)
INVESTING ACTIVITIES

Subsidiary acquired by debt financing	(5,030,576)
Net Cash Used in Investing Activities	(5,030,576)	-
FINANCING ACTIVITIES

Issuance of common stock		87,650
Short-term notes payable	8,041
Note payable to finance the acquisition of subsidiaries	5,970,000
Purchase of treasury stock		(300)
Shareholder Advances	419,084	20,360
Net Cash Provided by Financing Activities	6,397,125	107,710

Net increase in cash	185,744	(5,874)
Cash, beginning of period	-	5,874
Cash, end of period	$185,744	$-

Supplemental disclosure of non-cash investing and financing activities:	$108	$-
Common shares issued for cashless exercise of stock options

 The accompanying notes are an integral part of these consolidated financial statements.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  BACKGROUND INFORMATION

Accelera Innovations, Inc., (“Accelera”) formerly Accelerated Acquisitions IV, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company was recently in the development stage; whereby all activities of the Company to date relate to its organization, acquisitions initial funding, share issuances and regulatory compliance.

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

Accelera is a healthcare service company which is focused on integrating its licensed technology assets into our newly acquired companies Behavioral Health Care Associates, Ltd., At Home Health Services LLC and All Staffing Services, LLC to reduce operating costs and expand operations. The technology was licensed to the Company by our majority shareholder Synergistic Holdings, LLC, a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing healthcare costs.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $12,692,281 at. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company is currently substantially dependent upon technology licensed from Synergistic Holdings, LLC. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, (that has been verbally extended to August 13, 2014) an additional $7,500,000 by April 13, 2014 (that has been verbally extended to August 13, 2015), an additional $10,000,000 April 13, 2015 (that has been verbally extended to August 13, 2016), and an additional $7,500,000 by April 13, 2016 (that has been verbally extended to August  13, 2017), equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology.

The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

 3. ACQUISITION – BEHAVIORAL HEALTH CARE ASSOCIATES, LTD.

 On November 20, 2013, Accelera executed a Stock Purchase Agreement (the “SPA”) and its wholly owned subsidiary Accelera Healthcare Management Service Organization LLC, (“Accelera HMSO”) executed an Operating Agreement with Blaise J. Wolfrum, M.D., an individual resident of the State of Illinois and Behavioral Health Care Associates, Ltd. (“BHCA”), an Illinois Company. Accelera will acquire One Hundred Percent (100%) of the 100,000 issued and outstanding shares of BHCA from Dr. Wolfrum. Accelera HMSO as a wholly owned subsidiary of Accelera will operate BHCA in accordance with the Operating Agreement.

Pursuant to the SPA, the Company shall pay to Dr. Wolfrum Four Million Five Hundred Fifty Thousand Dollars ($4,550,000), (the “Purchase Price”), of which One Million Dollars (1,000,000) shall be payable Ninety (90) days from the date of Closing and, the amount of Seven Hundred Fifty Thousand Dollars ($750,000) shall be paid One Hundred and Eighty (180) days from Closing. The balance of the Purchase Price, Two Million Eight Hundred Thousand Dollars ($2,800,000), shall be paid in Three (3) payments of Seven Hundred Fifty Thousand Dollars ($750,000) and a final payment of Five Hundred Fifty Thousand Dollars ($550,000) beginning Two Hundred Seventy  (270) days after closing, and every three months thereafter until the Purchase Price is paid in full.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has determined that the value of the BHCA assets purchased to be $4,550,000. The purchase price has not yet been allocated  to specific  identifiable  tangible  and intangible  assets  at their  fair value  at the date  of the purchase  in accordance  with Accounting Standards Codification 805, “Business Combinations”, due to the proximity of the acquisition date to the balance sheets date. Accordingly, the Company recorded the acquisition cost to cash, accounts receivable, and goodwill and will complete the purchase price allocation within the one year period allowed.

Cash	77,929
Accounts receivable	659,721
Goodwill	$3,812,350
Total	4,550,000
Less fair value of liabilities assumed	-
Purchase price	$4,550,000

Unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the years ended December 31, 2012 and 2011 are as follows:

	Years Ended
	December 31,
	2012	2011
	(unaudited)
Revenue	$3,101,107	$2,903,437

Cost of revenue	1,911,460	2,048,815

Gross profit	1,189,647	854,622

General and administrative	2,884,386	3,047,185

Loss from operations	(1,694,739))	(2,192,563)

Other expenses	(117,513)	(133,792)
		-
Loss on extinguishment of debt	-
Change in fair value of derivatives and other	-	-
Interest expense, net	-	-

Net loss	$(1,812,252)	$(2,326,355)

Net loss per share - (basic and diluted)	$(0.08)	$(0.17)

Weighted average shares outstanding
(basic and diluted)	20,934,808	13,457,652

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. ACQUISITION – AT HOME AND ALL STAFFING

 On December 13, 2013 Accelera entered in to Purchase Agreement for all assets and its wholly owned subsidiary, At Home Health Management LLC. (“AHHM”) entered into an Operating Agreement with At Home Health Services LLC, All Staffing Services, LLC, both Illinois limited liability companies (jointly "Subject LLCs"), Rose Gallagher, individually and as the sole manager and Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 ("Gallagher").

Pursuant to the Purchase Agreement, Accelera agreed to pay Gallagher or her assignee of $1,420,000 dollars, with the sum of $500,000 dollars within ninety (90) days of the Initial Closing Date, the sum of $420,000 dollars within eight (8) months of the Initial Closing Date. Furthermore, Accelera shall pay a sum equal to the Net Accounts Receivable, meaning the amount applicable to the Subject LLCs as of the Initial Closing Date equal to (a) the bank account balances plus (b) accrued accounts receivable balances, plus (c) a proration through the Initial Closing Date of the prepaid expenses, bonds, and licensing fees of the Subject LLCs, plus (d) an amount equal to the security deposit on the lease for the business address minus (d) the balance of the accounts payables of the Subject LLCs as of the Initial Closing Date.  For the above purposes, the terms accounts receivable and accounts payable shall be determined in accordance with standard accounting principles within twelve (12) months of the Initial Closing Date and the sum of $500,000 dollars within eighteen (18) months of the Initial Closing Date. The Initial Closing Date was December 9, 2013, and the Final Closing Date is June 12, 2015 at Gallagher's office in Mokena IL.

The Company has determined that the fair value of the assets purchased to be $1,420,000. The purchase price has not yet been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations” due to the proximity of the acquisition date to the balance sheets date. Accordingly, the Company recorded the acquisition cost to cash, accounts receivable, and goodwill and will complete the purchase price allocation within the one year period allowed.

Cash	$107,788
Accounts receivable	93,986
Goodwill	1,218,226
Total	1,420,000
Less fair value of liabilities assumed	-
Purchase price	$1,420,000

The intangible assets relate to customer lists and the website and will be amortized over their life of five and ten years, respectively.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the years ended December 31, 2012 and 2011 are as follows:

	Years Ended
	December 31,
	2012	2011
	(unaudited)
Revenue	$2,632,493	$2,443,543

Cost of revenue	1,784,156	1,784,708

Gross profit	848,337	658,835

General and administrative	879,111	678,846

Loss from operations	(30,774)	(20,011)

Other expenses	(58,199)	(1,552)

Loss on extinguishment of debt	-	-
Change in fair value of derivatives and other	-	-
Interest expense, net	-	-

Net loss	$(88,973)	$(21,563)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	20,934,808	13,457,652

5.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Accelera Innovations, Inc. (“Accelera” or the “Company”) is a provider of independent medical examinations (“IMEs”), and other related services. Accelera was incorporated as a Delaware corporation on April 29, 2008. In 2013, Accelera acquired three companies operating in the IME industry and as of December 31, 2013, Accelera operated out of three service centers serving counties in Illinois. On April 11, 2013, the Company formed At Home Health Management LLC that will operate the newly acquired At Home Health Services LLC and All Staffing Services, LLC as a 100% owned subsidiaries of Accelera. On November 29, 2013, the Company formed Accelera Healthcare Management Service Organization LLC that will operate newly acquired Behavioral Health Care Associates, Ltd. as a 100% owned subsidiaries of Accelera. The consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had did not have cash equivalents as of December 31, 2012 and $185,744 in 2013.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

REVENUE RECOGNITION - Revenue related to our services and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall,  (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

COST OF REVENUES - Costs of revenues are comprised of fees paid to members of the Company’s medical staff other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

 GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2013, the Company did not have any potentially dilutive common shares.

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

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. These financial instruments include stock options granted to the officers in 2013.

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

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

6.   STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of December 31, 2013 and 2012. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The Company has 22,382,522 and 21,311,812 issued and outstanding shares as of December 31, 2013 and 2012, respectively.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On, January 1, 2013, the Company entered into an employment agreement with Patrick Custardo, as the Chief Acquisitions Officer “CAO” of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four-year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Mr, Custardo provides that, upon completion of two million dollars in financing, the Company shall begin to pay Patrick a base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr, Custardo has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Custardo’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

On October 4, 2013, the Company entered into a Standby Equity Purchase Agreement with Lambert Private Equity, LLC, a Delaware limited liability company (the “Investor”).  Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of the Company’s common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”).

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The maximum amount that the Company is entitled to put to the Investor in any one draw down notice is no more than $2,000,000 and not exceeding 285,710 shares. The purchase price shall be set at ninety percent (90%) of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the fifteen (15) consecutive trading day period beginning on the date of delivery of the applicable draw down notice.  The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing.  There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put.  During such time, the Company shall not be entitled to deliver another draw down notice.  In addition, the Investor will not be obligated to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Investment Agreement further provides that the Company and the Investor are each entitled to customary indemnification from the other for, among other things, any losses or liabilities they may suffer as a result of any breach by the other party of any provisions of the Investment Agreement or Registration Rights Agreement (as defined below), or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party’s execution, delivery, performance or enforcement of the Investment Agreement.

The Investment Agreement also contains customary representations and warranties of each of the parties.  The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement.  In addition, certain representations and warranties were made as of a specific date, may be subject o a contractual standard of materiality different from what a shareholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts.  Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the Securities and Exchange Commission (the “SEC”).

Pursuant to the terms of a Registration Rights between the Company and the Investor (the “Registration Rights”), the Company is obligated to file one or more registrations statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 180 days after the registration statement is filed.

As an inducement to Investor to enter in to the Investment Agreement and as consideration for the Investor making the investment the Investor received 285,710 shares of common stock and 100% warrant/option coverage. The option to purchase shares certified that for good and valuable consideration, the receipt and sufficiency of which was acknowledged, Lambert Private Equity, LLC is entitled effective as October 4, 2013, subject to the terms and conditions of the Option to purchase from the Company up to a total of 14,287,710 shares of the Company’s common shares at the price of the lesser of (a) $7.00 or (b) 110% of the lowest daily VWAP for the common stock as reported by Bloomberg during the thirty (30) trading days prior to the date the Investor exercised the Warrant prior to 5:00pm New York time on September 3, 2018 the expiration date.

On November 20, 2013, the Company entered into an employment agreement with Blaise J. Wolfrum, M.D., as the President of the Accelera business unit “Behavioral Health Care Associates” reporting to John Wallin, CEO of Accelera. In consideration of the services, the Company agreed to issue a stock option to purchase Six Hundred Thousand (600,000) shares of the Company’s Common Stock under the terms of the Company’s 2011 Stock Option Plan at an exercise price of $.0001 per share. The Six Hundred Thousand (600,000) shares shall vest over the course of the Three (3) years, earned annually, at Two Hundred Thousand (200,000) shares each year; after the commencement of employment so long as he remain an employee of the Company. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from the agreement shall immediately vest and become fully exercisable. The employment agreement with Dr. Wolfrum provides that the Company shall pay Blaise a base salary of $300,000 per year to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Mr. Wolfrum will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the Behavioral Health Care Associates business performed by an Accelera appointed audit firm. The Board of Directors will implement a bonus structure based on goals, objectives and performance.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 13, 2013, Accelera entered into a three-year Employment Agreement with Rose M. Gallagher as the President of Accelera’s At Home Health Care business unit reporting to John Wallin, Accelera’s CEO. In consideration of the services, Accelera agreed to immediately grant Ms. Gallagher 585,000 common shares at a price of $0.0001 per share, and an option to purchase 1,000,000 common shares at a price of $0.0001 per share, to be vested Two Hundred and Fifty Thousand (250,000) shares annually for 4 years, beginning March 12, 2014; with final vested shares on March 12, 2017, all the shares will be issued in accordance with the terms of the Accelera’s 2011 Stock Option Plan. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Additionally, Accelera agreed to compensate Ms. Gallagher $150,000 per annum, which shall be paid bi-weekly in accordance with the Company’s customary payroll practices. Ms. Gallagher will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the At Home Health Care business that includes the Subject LLC’s performed by an Accelera’s appointed accounting firm, approximately ninety (90) days from the employment offer. The Board of Directors intends to implement a bonus structure based on goals, objectives and performance

Stock-based Compensation

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended 2013, the year ended 2012 and 2011was $11,940,000. The Company recognized stock-based compensation expense of $6,940,000, 5,000,000 and $0, for the year ended 2013, 2012 and 2011, respectively, which were included in general and administrative expenses. As of December 31, 2013, there was $15,800,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.7 years.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of the outstanding options, as of December 31, 2013:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2012	3,000,000	1,250,000
Granted	3,185,000	1,260,500	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited / expired	-	-
Options, December 31, 2013	5,400,000	2,985,000	4.00	0.0001	2.7 years

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,327,953 shares of common stock for issuance under its stock award plan, and 4,327,953 of these shares remained available for future issuance as of December 31, 2013.

7.  INCOME TAXES
The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2013 the Company had a loss and for the period April 29, 2008 (date of inception) through December 31, 2013.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $462,516 at the effective statutory rates which will expire by the year 2032.  The deferred tax asset has been off-set by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the period ended December 31, 2013.

8.  SUBSEQUENT EVENTS
On April 12, 2014, the Company entered in to amended license agreement with Synergistic Holdings LLC to extend the payments due under the August 22, 2011 license agreement. Pursuant to the agreement, Synergistic Holdings LLC agreed to extend a $5,000,000 payment that was due October 13, 2012 until August 13, 2014, an additional $7,500,000 that was due April 13, 2014 has been extended to August 13, 2015, an additional $10,000,000 that was due April 13, 2015 has been extended to August 13, 2016, and an additional $7,500,000 that was due April 13, 2016 has been extended to August 13, 2017. These amounts equal the minimum funding requirement of $30,000,000 for the deployment of our licensed technology over the next three years. Furthermore, the parties agreed to replace a portion of the licensed technology known as Voidical technology and CareNav technology with advanced Binary Spectrum technology previously licensed to the Company, in addition the Company was notified that Voidical LLC transferred 4,250,000 shares of the Company’s common stock back to Synergistic Holdings LLC.

On March 1, 2013, the Company issues Synergistic Holdings LLC 9,000,000 shares common stock and Accelerated Venture Partners LLC 3,000,000 shares of common stock at par value of .0001 per share for advisory services rendered to the Company from January of 2011 to March of 2014.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of Accelera Innovations, Inc. (the “Company”) approved of the engagement of Anton & Chia, LLP, Newport Beach, California as the Company’s new independent registered public accounting firm on December 17, 2012, and also Peter Messineo, CPA, Palm Harbor, Florida (“Messineo”) declined to stand for re-election from that role. During the two most recent fiscal years 2012, 2013 and the interim period through the date of the resignation, there were no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Messineo’s satisfaction, would have caused Messineo to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were net effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter that ended December 31, 2013, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors as of December 31, 2013, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Director’s Name	Age	Position(s) with the Company	Year First Became a Director

Geoffrey Thompson	45	Chairman	2012

John Wallin	63	Chief Executive Officer, President, Chief Marketing Officer	2011

Geoff Thompson, Chairman of the Board

Mr. Thompson is the Chairman of the Board and founder of Accelera Innovations, since 2008, his experience with IPO’s and Mergers and Acquisitions has positioned the company for eminent success. In 2008 Mr. Thompson transitioned Global Wealth Solutions into GWS Financial Services which started to create unique financial products which included Private Placement Memorandums with principal protection, Private Placed Life Insurance, Private Placed Variable Annuities, Premium Financed estate transfers and Supplimental Employee Retirement Plans. In 2005 Mr. Thompson launched Global Wealth Solutions a client consulting firm with a heavy focus on strategic investing and advanced finance strategies. In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, MN. As Streamline grew into a multi-state company the Thompsons opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, MN. As Streamline grew into a multi-state company the Thompsons opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. Mr. Thompsons professional carreer started in 1993 when he took on the role of finance and insurance manager for Bergstrom Automotive Group in Neenah Wisconsin.

John Wallin, Chief Executive Officer
Mr. Wallin is Chief Executive Officer, Chief Marketing Officer (CEO & CMO), President and Chairman of the Company since June 13, 2011 and has been Chief Executive Officer, Chief Marketing Officer and Director of Synergistic Holdings, LLC since 2009. Mr. Wallin has over 30 years of experience in the financial services industry. Prior to Synergistic Holdings, LLC, Mr. Wallin was President and Chief Marketing Officer at GWG Advantage in Minneapolis from 2007 to 2009. Previously, Mr. Wallin held positions of Executive Director of Medicare Advantage-PFFS at American Insurance Marketing Corporation from 2005 to 2007, Senior Sales Executive/ National Sales and Chief Marketing Officer at RNA-Rock Island from 2002 to 2005, Senior Vice President/Regional Financial Services Manager at Allstate Financial Services from 2000 to 2002, Senior Vice President, National Key Account Manager at Federated Investors from 1998 to 2000, Vice President BISYS Funds from 1995 to 1998, Senior Vice President of Marketing and National Accounts at Putnam Mutual Funds and Senior Vice President of Marketing and National Accounts at Kemper Financial Services from 1989 to 1992. Mr. Walling received his B.S. in 1976 and Masters in Education in 1982 from Chicago State University.

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

EXECUTIVE OFFICERS

The following table sets forth our executive officers as of December 31, 2013, the year each was first appointed as an officer, the age of each officer and the positions with the Company currently held by each officer.

Name	Age	Positions

John F. Wallin	63	Chief Executive Officer, President, Chief Marketing Officer
James R. Millikan	61	Chief Operating Officer
Cynthia Boerum	59	Chief Strategic Officer
Patrick Custardo	62	Chief Acquisitions Officer
Rose M. Gallagher	63	President of At Home Health Care
Baisse J. Wolfrum M.D.	53	President O Behavioral Health Care

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

Cynthia Boerum, Chief Strategic Officer
Ms. Boerum became the Chief Strategic Officer of the Company in April 2012, prior to joining the Company, Ms Boerum was Vice President of Sales and Consultant for Accentia International Outsourcing company in Hyberdad, India, from 2009 to 2011. The leadership included national and international sales teams. Previously, Ms. Boerum held positions of Vice President of Sales for Opus Healthcare in Austin, TX. from 2004 to 2007 and positioned the company for acquisition by NextGen. She also held the positions of Enterprise Vice President of National Accounts and Sales Manager for the top 32 health organizations nationally at McKesson from 1989 to 2003. During this time she received various top performer awards, not only from McKesson, but also the state of Minnesota. Ms. Boerum received her clinical experience at Shady Grove Adventist Hospital, in Maryland, from 1979 to 1989. Ms. Boerum attended the ADN program at Frederick Community College in Maryland.

Patrick Custardo, Chief Acquisitions Officer

Mr. Custardo joined Accelera Innovations, Inc., in December 2012. He started his career as Vice President of Mergers and Acquisitions with Northern Continent Capital Funds, Chicago, Illinois. He left that position to create Sentry Financial Corporation, an investment banking firm specializing in Acquisitions and Divestitures. In 2006 he acquired a small third - party medical billing company and through personal investment, transformed it into a regional Revenue Cycle Management firm. In conjunction with other health care professionals, he has been instrumental in the founding of an Accountable Care Organization. He has been published in Health Care journals and is regarded as a Medicare expert in the industry.

Rose M. Gallagher, President of At Home Health Care
Ms. Gallagher became the President of Accelera’s At Home Health Care business in December 2013, Ms. Gallagher is a Registered Nurse with her Bachelor of Science in Nursing from Northern Illinois University and a Master of Science Degree in Health Management from the University of Beverly Hills in California. She began “At Home Health Services” in 2006, to provide professional and paraprofessional services to clients in their homes; assisting them to achieve the highest level of potential in their day-to-day self-care activities. At Home is committed to providing high quality, multidisciplinary care by professionals who recognize the need for comprehensive assessment of needs from both the client and the professional’s point of view. At Home is licensed by the State of Illinois as a Home Nursing Agency and a Home Health Agency. The licenses with At Home have allowed them to be awarded multi-million dollar contracts by the State of Illinois through the Department of Public Aid to provide services to certified participants providing Skilled Nursing, Speech Therapy, Physical Therapy, Occupational Therapy, Medical Social Services and Home Health Aides.

Blaise J. Wolfrum, M.D., President of Behavioral Health Care
Dr. Wolfrum became the President of Accelera’s President of Behavioral Health Care in November 2013, Dr. Wolfrum is the founder and CEO of Behavioral Health Care Associates in Schaumburg, IL, created in 1994. Dr. Wolfrum is Board Certified in psychiatry and addictions by the American Board of Psychiatry and Neurology and is a fellow of the American Psychiatric Association. Dr. Wolfrum created Behavioral Health Care to bring to Chicago a comprehensive and innovative healing approach that combines the best of evaluation and diagnosis with patient focused therapy.Dr. Wolfrum brings 27 years of experience as a MD, he attended Loyola University Medical School and did his intership and residency at Hayden Donahue Mental Health Institute. On November 20, 2013, Behavioral Health Care Associates was acquired by Accelera Innovation Inc. and Dr. Wolfrum will continue to operate and lead the company through an Operating Agreement with Accelera Healthcare Management Service Organization, LLC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2013 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
JohnWallin (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	2,333,333	0	0	0	2,333,333

James Millikan (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	1,333,333	0	0	0	1,333,333

Cynthia Boerum (3)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	1,333,333	0	0	0	1,333,333

Patrick Custardo	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Blaise J. Wolfrum, M.D (4)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Rose M. Gallagher (5)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Timothy Neher (6)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
______________

(1) Chief Executive Officer
(2) Chief Operating Officer
(3) Chief Strategic Officer
(4) Chief Acquisitions Officer
(5) President of Behavioral Health Care
(6) President of At Home Health Care
(7) Founder, former Chairman and Chief Executive Officer

Our director and officers have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our director or officer for serving on our board of directors or as management.

STOCK OPTION GRANTS

We currently have 5,400,000 options issued under our 2011 Stock Option Plan which have been granted to key employees, John Wallin was awarded 1,750,000 options, James Millikan, Cynthia Boerum and Patrick Custardo were each awarded 1,000,000 options, the options awarded will vest in equal annual installments over a four-year period with the first 20% vesting at the date of grant. Rose Gallagher was issued 1,585,000 share of which 585,000 shares that vested the date of grant and 1,000,000 shares that will vest in equal annual installments over a four-year period. Blaise Wolfrum, M.D was granted 600,000 shares, the options awarded will vest in equal annual installments over a three-year period.

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

Effective January 1, 2013, the Company entered into an employment agreement with Patrick Custardo, as the Chief Acquisitions Officer “CAO” of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four-year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Mr. Custardo provides that, upon completion of two million dollars in financing, the Company shall begin to pay Patrick a base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Custardo has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Custardo’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

Effective November 20, 2013, the Company entered into an employment agreement with Blaise J. Wolfrum, M.D., as the President of the Accelera business unit “Behavioral Health Care Associates” reporting to John Wallin, CEO of Accelera. In consideration of the services, the Company agreed to issue a stock option to purchase Six Hundred Thousand (600,000) shares of the Company’s Common Stock under the terms of the Company’s 2011 Stock Option Plan at an exercise price of $.0001 per share. The Six Hundred Thousand (600,000) shares shall vest over the course of the Three (3) years, earned annually, at Two Hundred Thousand (200,000) shares each year; after the commencement of employment so long as he remain an employee of the Company. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from the agreement shall immediately vest and become fully exercisable. The employment agreement with Dr. Wolfrum provides that the Company shall pay Blaise a base salary of $300,000 per year to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Mr. Wolfrum will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the Behavioral Health Care Associates business performed by an Accelera appointed audit firm. The Board of Directors will implement a bonus structure based on goals, objectives and performance.

Effective December 13, 2013, Accelera entered into a three-year Employment Agreement with Rose M. Gallagher as the President of Accelera’s At Home Health Care business unit reporting to John Wallin, Accelera’s CEO. In consideration of the services, Accelera agreed to immediately grant Ms. Gallagher 585,000 common shares at a price of $0.0001 per share, and an option to purchase 1,000,000 common shares at a price of $0.0001 per share, to be vested Two Hundred and Fifty Thousand (250,000) shares annually for 4 years, beginning March 12, 2014; with final vested shares on March 12, 2017, all the shares will be issued in accordance with the terms of the Accelera’s 2011 Stock Option Plan. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Additionally, Accelera agreed to compensate Ms. Gallagher $150,000 per annum, which shall be paid bi-weekly in accordance with the Company’s customary payroll practices. Ms. Gallagher will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the At Home Health Care business that includes the Subject LLC’s performed by an Accelera’s appointed accounting firm, approximately ninety (90) days from the employment offer. The Board of Directors intends to implement a bonus structure based on goals, objectives and performance.

ITEM 12.  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 22,382,522 shares of our common stock issued and outstanding as of the date of this filing.
	Name and Address	Number of Shares	Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	within 60 days	Class Owned

Common Stock:	Synergistic Holdings, LLC	12,346,432		55.16%
	0511 Abbey Drive, Frankfort, Illinois 60423

Common Stock	Accelerated Venture Partners LLC	3,500,000		15.63%
	1840 Gateway Dr. Suite 200
	Foster City, CA 94404

Common Stock:	John Wallin, Chief Executive Officer, Secretary, TreasureDirector (1)	1,056,000	87,500	*

Common Stock:	James Millikan, Chief Operating Officer (1)	600,500	66,666	*

Common Stock:	Cynthia Boerum, Chief Strategic Officer (1)	533,337	66,666	*

Common Stock	Patrick Custardo, Chief Acquisitions Officer (1)	400,000	66,666	*

Common Stock:	Blaise Wolfrum, M.D Chief Strategic Officer (1)	-	33,333	*

Common Stock:	Rose M. Gallagher President of At Home Health Care (1)	585,000	62,500	*

All executive officers and directors as a group		19,021,269	383,331	86.69%
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

Pension Benefits

We do not have a defined benefit plan. None of our executive officers or directors participated in, or otherwise received any benefits under, any pension or retirement plan sponsored by us during fiscal 2013.

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

Compensation Decisions Made After End of Fiscal Year

None

Potential Payments upon Termination or Change in Control

None

Director Independence

As of December 31, 2013, the Board consisted of Geoffrey Thompson and John Wallin. The Board has determined that the directors are not independent directors as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 17, 2012 we selected Anton & Chia, LLP, Newport Beach, California as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2012. Fees billed or to be billed to the Company by Anton & Chia, LLP for professional services include $20,000 for the audit and interim reviews of the Company’s financial statements for the period ended December 31, 2013.

There were no other audit fees, audit-related fees, tax fees or other fees billed by our independent registered public accounting firms during the fiscal year ended December 31, 2013. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of December 31, 2012 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing

3.1	Certificate of Incorporation	10	3.1	8/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011

3.3	Bylaws of the Company	10	3.2	11/14/2011

10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011

10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011

10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011	10-K	10.4	4/16/2012

10.5	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	4/16/2012

10.6	Employment Agreement dated April 26, 2012 between Accelera Innovations, Inc. and John Wallin	8-K	10.1	4/30/2012

10.7	Employment Agreement dated April 26, 2012 between Accelera Innovations, Inc. and James R. Millikan	8-K	10.2	4/30/2012

10.8	Employment Agreement dated April 26, 2012 between Accelera Innovations, Inc. and Cynthia Boerum	8-K	10.3	4/30/2012

10.9	Lock-Up and Leak Out Agreement	S-1	10.9	5/22/2012

10.10	Agreement by and among the Company and Lambert Private Equity, LLC dated as of April 13, 2011	8-K	10.1	10/10/2012

10.12	Stock Purchase Agreement by and among Accelera Innovations, Inc., Blaise J. Wolfrum, M.D and Behavioral Health Care Associates, Ltd. executed November 20, 2013.	8-K	10.1	12/2/2013

10.13	Operating Agreement by and among Accelera Healthcare Management Service Organization LLC, Blaise J. Wolfrum, M.D and Behavioral Health Care Associates, Ltd. executed November 20, 2013	8-K	10.2	12/2/2013

10.15	Security Agreement by and between Accelera Innovations, Inc. and Blaise J. Wolfrum, M.D executed November 20, 2013.	8-K	10.3	12/2/2013

10.16	Secured Promissory Note by and between Accelera Innovations, Inc. and Blaise J. Wolfrum executed November 20, 2013.	8-K	10.4	12/2/2013

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
10.16	Assignment of Stock Agreement by and between Accelera Innovations, Inc. and Blaise J. Wolfrum executed November 20, 2013.	8-K	10.4	12/2/2013

10.17	Employment Agreement dated November 26, 2012 between Accelera Innovations, Inc. and Blaisse J. Wolfrum	8-K	10.5	12/2/2013

10.18	Purchase Agreement by and among Accelera Innovations, Inc., At Home Health Services LLC, All Staffing Services, LLC, Rose Gallagher, individually and as the sole manager and Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 executed December 13, 2013.	8-K	10.1	12/16/2013

10.19	Employment Agreement dated December 13, 2012 between Accelera Innovations, Inc. and Rose M. Gallagher	8-K	10.2	12/16/2013

10.20	Second Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011				✓

24.1	Powers of Attorney. (Contained on Signature Page)				✓

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelera Innovations, Inc.

	By:	/ S / John Wallin
Dated: April 15, 2014		John Wallin Chief Executive Officer

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

Signature	Title	Date

/ S / John Wallin	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2014
John Wallin

/S/ Geoffrey Thompson	Chairman	April 15, 2014
Geoffrey Thompson

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing

3.1	Certificate of Incorporation	10	3.1	8/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.3	11/14/2011

3.3	Bylaws of the Company	10	3.2	11/14/2011

10.1	Subscription Agreement for sale of common stock to Synergistic Holdings LLC, dated as of June 13, 2011	8-K	10.1	6/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	6/17/2011

10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	8/29/2011

10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011	10-K	10.4	4/16/2012

10.5	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	4/16/2012

10.6	Employment Agreement dated April 26, 2012 between Accelera Innovations, Inc. and John Wallin	8-K	10.1	4/30/2012

10.7	Employment Agreement dated April 26, 2012 between Accelera Innovations, Inc. and James R. Millikan	8-K	10.2	4/30/2012

10.8	Employment Agreement dated April 26, 2012 between Accelera Innovations, Inc. and Cynthia Boerum	8-K	10.3	4/30/2012

10.9	Lock-Up and Leak Out Agreement	S-1	10.9	5/22/2012

10.10	Agreement by and among the Company and Lambert Private Equity, LLC dated as of April 13, 2011	8-K	10.1	10/10/2012

10.12	Stock Purchase Agreement by and among Accelera Innovations, Inc., Blaise J. Wolfrum, M.D and Behavioral Health Care Associates, Ltd. executed November 20, 2013.	8-K	10.1	12/2/2013

10.13	Operating Agreement by and among Accelera Healthcare Management Service Organization LLC, Blaise J. Wolfrum, M.D and Behavioral Health Care Associates, Ltd. executed November 20, 2013	8-K	10.2	12/2/2013

10.15	Security Agreement by and between Accelera Innovations, Inc. and Blaise J. Wolfrum, M.D executed November 20, 2013.	8-K	10.3	12/2/2013

10.16	Secured Promissory Note by and between Accelera Innovations, Inc. and Blaise J. Wolfrum executed November 20, 2013.	8-K	10.4	12/2/2013

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
10.16	Assignment of Stock Agreement by and between Accelera Innovations, Inc. and Blaise J. Wolfrum executed November 20, 2013.	8-K	10.4	12/2/2013

10.17	Employment Agreement dated November 26, 2012 between Accelera Innovations, Inc. and Blaisse J. Wolfrum	8-K	10.5	12/2/2013

10.18	Purchase Agreement by and among Accelera Innovations, Inc., At Home Health Services LLC, All Staffing Services, LLC, Rose Gallagher, individually and as the sole manager and Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 executed December 13, 2013.	8-K	10.1	12/16/2013

10.19	Employment Agreement dated December 13, 2012 between Accelera Innovations, Inc. and Rose M. Gallagher	8-K	10.2	12/16/2013

10.20	Second Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2011				✓

24.1	Powers of Attorney. (Contained on Signature Page)				✓

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓

101.INS	XBRL Instance Document				✓

101SCH	XBRL Taxonomy Extension Schema Document				✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✓