Form 10-Q
period 2014-03-31
ACCELERA INNOVATIONS, INC.
filed 2014-05-20
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Accelera Innovations, Inc.

- INDEX -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2014 (Unaudited)	2013 (Audited)

ASSETS
Current Assets
Cash	$206,267	$185,744
Accounts receivable	651,567	753,707
Total Current Assets	857,834	939,451

Other Asset
Goodwill	5,096,486	5,030,576
TOTAL ASSETS	5,954,320	5,970,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to Shareholder	703,284	419,084
Short-Term Note Payable	8,041	8,041
Accrued expenses	95,225	35,418
Total Current Liabilities	806,549	462,543
Long-term subordinated unsecured notes payable,	5,970,000	5,970,000

TOTAL LIABILITIES	6,776,550	6,432,543

Stockholders' Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized,
22,382,522 and 34,382,522 shares issued and outstanding at December 31, 2013 and March 31, 2014	3,439	2,239
Additional paid in capital	13,626,326	12,227,526
Accumulated deficit	(14,451,995)	(12,692,281)
TOTAL STOCKHOLDER’S DEFICIT	(822,230)	(462,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,894,549	$5,970,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	For the three months Ended
	March 31,
	2014	2013

Revenues	$840,885	-
Cost of revenues	553,549	-
		-
Gross Profit	287,336	-

General and administrative expenses	599,326	-
Stock compensation	1,400,000	1,750,090
Total Operation Expenses	1,999,326	1,750,090

Other income and (expenses)	(47,723)	-

Income Tax Provision	-	-
Net Loss	$(1,759,714)	$(1,750,090)

Basic and diluted loss per share	$(0.08)	$(0.08)

Weighted average common shares outstanding	22,382,522	21,505,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(1,759,714)	$(1,750,090)

Adjustment to reconcile net loss to net
Cash used in operations:
Changes in purchase price allocation	(65,911)	-
Stock based compensation	1,400,000	1,750,000

Changes in operating assets and liabilities, net of effects
of acquisitions:
Decrease in accounts receivable	78,634	-
Increase in reserves of accounts receivable	23,507	-
Increase in accrued expense	59,807	-
Net Cash Used in Operating Activities	(263,677)	(90)

FINANCING ACTIVITIES

Issuance of common stock	-	-
Purchase of treasury stock	-	-
Shareholder Advances	284,200	100
Net Cash Provided by Financing Activities	284,200	100

Net increase in cash	20,523	10
Cash, beginning of period	185,744	-
Cash, end of period	$206,267	10

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

 On October 18, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and changed its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

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

2.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $14,451,995 as of March 31, 2014. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.
The Company is currently substantially dependent upon technology licensed from Synergistic Holdings, LLC. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by August 13, 2014 an additional $7,500,000 by August 13, 2015, an additional $10,000,000 by August 13, 2016, and an additional $7,500,000 by August  13, 2017, equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology.

The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

CASH - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash of $185,744 as of December 31, 2013 and $206,267 as of the three months ended March 31, 2014. There were no cash equivalents as of December 31, 2013 and March 31, 2014.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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
Notes to Unaudited Condensed Consolidated Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. These financial instruments include stock options granted to the officers in 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the consolidated statement of income and statement of other comprehensive income.

Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

6.   STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of March 31, 2014. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The Company has 34,382,522 and 22,382,522 issued and outstanding shares as of March 31, 2014 and December 31, 2013.

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
Notes to Unaudited Condensed Consolidated Financial Statements

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

 ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended March 31, 2014, year ended 2013, the year ended 2012 was $13,340,000. The Company recognized stock-based compensation expense of $1,400,000, $6,940,000 and 5,000,000 for the three months ended March 31, 2014, year ended 2013 and 2012, respectively, which were included in general and administrative expenses. As of March 31, 2014, there was $7,160,004 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.5 years.

The following is a summary of the outstanding options, as of March 31, 2014:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2012	3,000,000	1,250,000
Granted	3,185,000	1,260,500	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited / expired	-	-
Options, December 31, 2013	5,400,000	2,985,000	4.00	0.0001	2.7 years
Options, March 31, 2014	5,400,000	3,335,000	4.00	0.0001	2.5 years

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 5,595,630 shares of common stock for issuance under its stock award plan, and 5,595,630 of these shares remained available for future issuance as of March 31, 2014.

7.  Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2014 the Company had a loss and for the period April 29, 2008 (date of inception) through March 31, 2014.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $822,230 at the effective statutory rates which will expire by the year 2032.  The deferred tax asset has been off-set by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the period ended March 31, 2014.

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

Results of Operations

The following is a summary of the Company’s operational results for the three months ended March 31, 2014 and 2013:

	2014	2013

Revenues	$840,884	--

Total operating expenses	$2,600,598	$1,750,090

Net loss	$(1,759,714)	$(1,750,090)

For the period ended March 31, 2014 the Company produced $840,884 in revenues from operations and had an accumulated deficit of $(14,451,995) which consisted of $13,340,000 for the estimated fair value of stock-based compensation and $1,111,995 due to legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, our Form S-1 filed in May of 2012 and other SEC-related compliance matters.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended March 31, 2014, year ended 2013, the year ended 2012 was $13,039,999. The Company recognized stock-based compensation expense of $1,400,000, $6,940,000 and 5,000,000 for the three months ended March 31, 2014, year ended 2013 and 2012, respectively, which were included in general and administrative expenses. As of March 31, 2014, there was $7,160,004 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.5 years.

The following is a summary of the outstanding options, as of March 31, 2014:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2012	3,00,000	1,250,000
Granted	3,185,000	1,260,500	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited / expired	-	-
Options, December 31, 2013	5,400,000	2,985,000	4.00	0.0001	2.7 years
Options, March 31, 2014	5,400,000	3,335,000	4.00	0.0001	2.5 years

Weighted average assumptions in the calculation of option value:
Historical Volatility		268.0%
Risk Free Rate		0.83%
Dividend Yield		0.00%
Forfeiture Rate		0.00%

The Company has reserved a total of 5,595,630 shares of common stock for issuance under its stock award plan, and 5,595,630 of these shares remained available for future issuance as of March 31, 2014.

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

Liquidity and Capital Resources
As of March 31, 2014 and December 31, 2013, the Company had a total of $5,954,320 of and $5,970,027 in assets, respectively and the Company had liabilities of $6,776,550 and $6,432,543 as of March 31, 2014 and 2013, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2014 and 2013:

	2014	2013
Net Cash Used In Operating Activities	$(263,677)	$(90)
Net Cash Provided By Financing Activities	284,200	100
Net Increase (Decrease) In Cash	$20,524	$10

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances, acquired companies and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

As of March 31, 2014, we had a cash balance of only $206,267, accounts receivable of $675,073, accounts receivable reserve of (23,506) and goodwill of $5,096,486 for a total of $5,954,320 of assets. We have an accumulated deficit and no means to pay liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

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

Going Concern

Because we had $206,267 in cash at March 31, 2014, which is insufficient to fund our operations, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the technology which we have recently licensed from Synergetic Holding, LLC, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2014
ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents