Form 10-Q
period 2014-06-30
ACCELERA INNOVATIONS, INC.
filed 2014-08-18
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,382,522 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2014.

Transitional Small Business Disclosure Format (Check one):Yes ☐No ☒

Accelera Innovations, Inc.

- INDEX -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2014 (Unaudited)	2013 (Audited)

ASSETS
Current Assets
Cash	$226,971	$185,744
Accounts receivable, net	512,016	753,707
Total Current Assets	738,987	939,451

Other Asset
Goodwill	5,096,487	5,030,576
TOTAL ASSETS	5,835,474	5,970,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to Shareholder	747,308	419,084
Short-Term Note Payable	8,041	8,041
Accrued expenses	29,026	35,418
Total Current Liabilities	784,375	462,543
Long-term subordinated unsecured notes payable,	5,970,000	5,970,000

TOTAL LIABILITIES	6,754,375	6,432,543

Stockholders' Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized,
22,382,522 and 34,382,522 shares issued and outstanding at December 31, 2013 and June 30, 2014	3,439	2,239
Additional paid in capital	15,276,326	12,227,526
Accumulated deficit	(16,198,666)	(12,692,281)
TOTAL STOCKHOLDER’S DEFICIT	(918,901)	(462,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,835,474	$5,970,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Month Periods Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$815,448	$-	$1,656,333	$-
Cost of revenues	572,032	-	1,125,581	-

Gross Profit	243,416	-	530,752	-

General and administrative	293,918	950,000	987,137	19.215
Stock compensation	1,650,000	19,125	3,050,000	2,700,000
Total Operating Expenses	1,943,918	969,125	4,037,137	2,719,215

Other income and (expenses)	-	-	-	-
Income Tax Provision		-	-	-
NET LOSS	$(1,700,502)	$(969,125)	$(3,506,385)	$(2,719,215)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)	$(0.10)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	34,382,522	21,521,811	34,382,522	21,521,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(3,506,385)	$(2,719,215)

Adjustment to reconcile net loss to net
Cash used in operations:
Changes in purchase price allocation	(65,911)	-
Stock based compensation	3,050,000	2,700,000

Changes in operating assets and liabilities, net of effects
of acquisitions:
Decrease in accounts receivable	241,691	-
Decrease in accrued expense	(6,392)	-
Net Cash Used in Operating Activities	(286,997)	(19,215)

FINANCING ACTIVITIES

Shareholder Advances	328,224	19,315
Net Cash Provided by Financing Activities	328,224	19,315

Net increase in cash	41,227	100
Cash, beginning of period	185,744	-
Cash, end of period	$226,971	100
Supplemental disclosure of non-cash investing and financing activities
Non-cash issuance of common stock	$1,201	$-
Common shares issued for cash, less exercise of stock option	$-	$20
Forgiveness of debt by shareholders	$-	$100

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

2.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $16,189,911 as of June 30, 2014. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the SPA, the Company shall pay to Dr. Wolfrum Four Million Five Hundred Fifty Thousand Dollars ($4,550,000), (the “Purchase Price”), of which One Million Dollars (1,000,000) shall be payable Ninety (90) days from the date of Closing and, the amount of Seven Hundred Fifty Thousand Dollars ($750,000) shall be paid One Hundred and Eighty (180) days from Closing, the aforementioned payments dates has been verbally extended until the Company receives financing. The balance of the Purchase Price, Two Million Eight Hundred Thousand Dollars ($2,800,000), shall be paid in Three (3) payments of Seven Hundred Fifty Thousand Dollars ($750,000) and a final payment of Five Hundred Fifty Thousand Dollars ($550,000) beginning Two Hundred Seventy  (270) days after closing, and every three months thereafter until the Purchase Price is paid in full.

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

Pursuant to the Purchase Agreement, Accelera agreed to pay Gallagher or her assignee of $1,420,000 dollars, with the sum of $500,000 dollars within ninety (90) days of the Initial Closing Date, the sum of $420,000 dollars within eight (8) months of the Initial Closing Date, the aforementioned payments dates has been verbally extended until the Company receives financing. Furthermore, Accelera shall pay a sum equal to the Net Accounts Receivable, meaning the amount applicable to the Subject LLCs as of the Initial Closing Date equal to (a) the bank account balances plus (b) accrued accounts receivable balances, plus (c) a proration through the Initial Closing Date of the prepaid expenses, bonds, and licensing fees of the Subject LLCs, plus (d) an amount equal to the security deposit on the lease for the business address minus (d) the balance of the accounts payables of the Subject LLCs as of the Initial Closing Date.  For the above purposes, the terms accounts receivable and accounts payable shall be determined in accordance with standard accounting principles within twelve (12) months of the Initial Closing Date and the sum of $500,000 dollars within eighteen (18) months of the Initial Closing Date. The Initial Closing Date was December 9, 2013, and the Final Closing Date is June 12, 2015 at Gallagher's office in Mokena IL.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

CASH - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash of $185,744 as of December 31, 2013 and $226,971as of the six months ended June 30, 2014.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2014, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. These financial instruments include stock options granted to the officers in 2013.

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

6.   STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of June 30, 2014. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The Company has 34,382,522 and 22,382,522 issued and outstanding shares as of June 30, 2014 and December 31, 2013.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the six months ended June 30, 2014, year ended 2013, the year ended 2012 was $14,990,000. The Company recognized stock-based compensation expense of $3,050,000, $6,940,000 and $5,000,000 for the six months ended June 30, 2014, year ended 2013 and 2012, respectively, which were included in general and administrative expenses. As of June 30, 2014, there was $10,610,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.5 years.

The following is a summary of the outstanding options, as of June 30, 2014:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2012	3,000,000	1,250,000
Granted	3,185,000	1,260,500	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited / expired	-	-
Options, December 31, 2013	5,400,000	2,985,000	4.00	0.0001	2.7 years
Options, June 30, 2014	6,400,000	3,747,500	4.00	0.0001	2.5 years

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 8,595,630 shares of common stock for issuance under its stock award plan, and 8,595,630 of these shares remained available for future issuance as of June 30, 2014.

7.  Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2014 the Company had a loss and for the period April 29, 2008 (date of inception) through June 30, 2014.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $1,765,035 at the effective statutory rates which will expire by the year 2032.  The deferred tax asset has been off-set by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the period ended June 30, 2014.

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

Results of Operations

The following is a summary of the Company’s operational results for the six months ended June 30, 2014 and 2013:

	2014	2013

Revenues	$1,656,333	--

Total operating expenses	$4,037,137	$2,719,215

Net loss	$(3,506,385)	$(2,719,215)

For the period ended June 30, 2014 the Company produced $1,656,333 in revenues from operations and had an accumulated deficit of $(16,198,666) which consisted of $14,990,000 for the estimated fair value of stock-based compensation and $1,183,009 due to legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, our Form S-1 filed in May of 2012 and other SEC-related compliance matters.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the six months ended June 30, 2014, year ended 2013, the year ended 2012 was $14,990,000. The Company recognized stock-based compensation expense of $3,050,000, $6,940,000 and $5,000,000 for the six months ended June 30, 2014, year ended 2013 and 2012, respectively, which were included in general and administrative expenses. As of June 30, 2014, there was $10,610,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.5 years.

The following is a summary of the outstanding options, as of June 30, 2014:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2012	3,000,000	1,250,000
Granted	3,185,000	1,260,500	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited / expired	-	-
Options, December 31, 2013	5,400,000	2,985,000	4.00	0.0001	2.7 years
Options, June 30, 2014	6,400,000	3,747,500	4.00	0.0001	2.5 years

Weighted average assumptions in the calculation of option value:
Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 8,595,630 shares of common stock for issuance under its stock award plan, and 8,595,630 of these shares remained available for future issuance as of June 30, 2014.

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

 Liquidity and Capital Resources
As of June 30, 2014 and December 31, 2013, the Company had a total of $5,835,474 of and $5,970,027 in assets, respectively and the Company had liabilities of $6,754,375 and $19,215 as of June 30, 2014 and 2013, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June, 2014 and 2013:

	2014	2013
Net Cash Used In Operating Activities	$(286,997)	$(19,215)
Net Cash Provided By Financing Activities	328,244	19,315
Net Increase (Decrease) In Cash	$41,227	$100

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances, acquired companies and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

As of June 30, 2014, we had a cash balance of only $226,971, accounts receivable of $512,016, accounts receivable reserve of (25,658) and goodwill of $5,096,486 for a total of $5,835,474 of assets. We have an accumulated deficit and no means to pay liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelera until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelera, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

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

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from April 29, 2008 (Inception) to June 30, 2013 and these revenues have come from newly acquired companies. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Our business may not materialize in the event we are unable to execute on our plan described in our prospectus. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, (that has been verbally extended to August  13, 2015) an additional $7,500,000 by April 13, 2014 (that has been verbally extended to August  13, 2016), an additional $10,000,000 April 13, 2015 (that has been verbally extended to August  13, 2017), and an additional $7,500,000 by April 13, 2016 (that has been verbally extended to August 13, 2018), equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations, (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

Going Concern

Because we had $226,971 in cash at June 30, 2014, which is insufficient to fund our operations, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2013 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the technology which we have recently licensed from Synergetic Holding, LLC, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18 2014
ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
President

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	XBRL Documents