Form 10-Q
period 2014-09-30
ACCELERA INNOVATIONS, INC.
filed 2014-11-24
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,882,522 shares of common stock, par value $.0001 per share, outstanding as of November 17, 2014.

2

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$274,857	$185,744
Accounts receivable, net	455,995	753,707
Advances to others	17,540	-
	-	-
Advances to related parties	18,253	-
Prepaid expenses	3,785	-
Refundable income taxes	12,000	-
Total Current Assets	782,430	939,451

Other Asset
Goodwill	4,403,819	5,030,576
TOTAL ASSETS	5,186,249	5,970,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	50,174	-
Due to stockholders	-	419,084
Short-Term Note Payable	-	8,041
Advances from related parties	96,586	-
Accrued expenses	132,628	35,418
Total Current Liabilities	279,388	462,543
Long-term subordinated unsecured notes payable	5,970,000	5,970,000

TOTAL LIABILITIES	6,249,388	6,432,543

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 authorized, 34,380,022 and 22,382,522 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,439	2,239
Additional paid in capital	18,492,738	12,227,526
Accumulated deficit	(19,559,316)	(12,692,281)
TOTAL STOCKHOLDERS’ DEFICIT	(1,063,139)	(462,516)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,186,249	$5,970,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$844,008	$-	$2,500,341	$-
Cost of revenues	600,928	-	1,726,509	-

Gross Profit	243,080	-	773,832	-

General and administrative	1,261,062	1,005,050	2,248,199	3,724,265
Stock compensation	1,650,000	-	4,700,000
Total Operating Expenses	2,911,062	1,050,050	6,948,199	3,724,265

Goodwill impairment	(692,668)	-	(692,668)	-
Income Tax Provision	-	-	-	-
NET LOSS	$(3,360,650)	$(1,005,050)	$6,867,035	$(3,724,265)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.05)	$(0.21)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,380,022	21,511,812	32,380,439	21,509,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES

Net loss	$(6,867,035)	$(3,724,265)

Adjustment to reconcile net loss to net cash used in operations:
Changes in purchase price allocation	(65,911)	-
Goodwill impairment	692,668
Stock based compensation	4,700,000	3,650,100

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	297,712	-
Increase in prepaid expenses	(3,785)	-
Increase in refundable income taxes	(12,000)	-
Increase in accounts payable	50,174	-
Increase in accrued expense	97,210	-
Net Cash Used in Operating Activities	(1,110,967)	(74,165)

INVESTING ACTIVITIES

Advances to related parties and other	(35,793)	-

FINANCING ACTIVITIES
Proceeds from sale of stock	1,566,412
Stockholder Advances	-	74,215
Advances from related parties	96,586
Payment of Due to stockholder	(419,084)
Decrease in Short-Term Note Payable	(8,041)
Net Cash Provided by Financing Activities	1,235,873	74,215

Net increase in cash	89,113	50
Cash, beginning of period	185,744	-
Cash, end of period	$274,857	$50

Supplemental disclosure of non-cash investing and financing activities

Non-cash issuance of common stock	$1,201	$-

Common shares issued for cash, less exercise of stock option	$-	$20

Forgiveness of debt by stockholders	$-	$100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

September 30, 2014

Notes to Unaudited Condensed Consolidated Financial Statements

1. BACKGROUND INFORMATION

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (“Accelera” or the “Company”) was incorporated in the State of Delaware on April 29, 2008 for the purpose of raising capital intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On June 13, 2011, Synergistic Holdings, LLC (“Purchaser”) agreed to acquire 17,000,000 shares of the Company’s common stock par value $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,750,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Synergistic Holdings, LLC owned 93.15% of the Company’s 18,250,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6.85% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company.

On October 18, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and changed its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

Accelera is a healthcare service company which is focused on implementing its licensed proprietary Internet-based software for use in the healthcare industry The technology was licensed to the Company by our majority shareholder, Synergistic Holdings, LLC (“Synergistic”). Synergistic granted the Company a 30-year exclusive, non-transferrable worldwide license for a proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) and that is designed to provide interoperable technology that is intended to improve the quality of care while reducing healthcare costs.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $19,559,316 as of September 30, 2014. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company is currently substantially dependent upon technology licensed from Synergistic. The events or circumstances that may prevent the accomplishment of our business objectives, include, with limitation, (i) the fact that, if the Company does not raise a minimum of $12,500,000 by August 13, 2015, an additional $10,000,000 by August 13, 2016, and an additional $7,500,000 by August 13, 2017, equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years the Company will lose the rights to the licensed technology.

The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. ACQUISITION – BEHAVIORAL HEALTH CARE ASSOCIATES, LTD.

On November 20, 2013, Accelera executed a Stock Purchase Agreement (the “SPA”) and its wholly owned subsidiary, Accelera Healthcare Management Service Organization LLC (“Accelera HMSO”), executed an Operating Agreement with Blaise J. Wolfrum, M.D. and Behavior Health Care Associates, Ltd. (“BHCA”). Accelera acquired 100% of the 100,000 issued and outstanding shares of BHCA from Dr. Wolfrum. Accelera HMSO as a wholly owned subsidiary of Accelera will operate BHCA in accordance with the Operating Agreement.

Pursuant to the SPA, the Company shall pay to Dr. Wolfrum Four Million Five Hundred Fifty Thousand Dollars ($4,550,000), (the “Purchase Price”), of which One Million Dollars (1,000,000) shall be payable Ninety (90) days from the date of Closing and, the amount of Seven Hundred Fifty Thousand Dollars ($750,000) shall be paid One Hundred and Eighty (180) days from Closing, the aforementioned payments dates has been verbally extended until the Company receives financing. The balance of the Purchase Price, Two Million Eight Hundred Thousand Dollars ($2,800,000), shall be paid in Three (3) payments of Seven Hundred Fifty Thousand Dollars $($750,000) and a final payment of Five Hundred Fifty Thousand Dollars ($550,000) beginning Two Hundred Seventy (270) days after closing, and every three months thereafter until the Purchase Price is paid in full.

4. ACQUISITION – AT HOME AND ALL STAFFING

On December 13, 2013 Accelera entered into a Purchase Agreement with At Home Health Services LLC, All Staffing Services, LLC (together, the “Subject LLCs”) and Rose Gallagher, individually and as Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 (“Gallagher”), pursuant to which Accelera agreed to purchase and Gallagher agreed to sell, all of Gallagher’s interests in the Subject LLCs. The Company also entered into an Operating Agreement with the Subject LLCs.

Pursuant to the Purchase Agreement, Accelera agreed to pay Gallagher or her assignee of $1,420,000 dollars, with the sum of $500,000 dollars within ninety (90) days of the Initial Closing Date, the sum of $420,000 dollars within eight (8) months of the Initial closing Date, the aforementioned payments dates has been verbally extended until the Company receives financing. Furthermore, Accelera shall pay a sum equal to the Net Accounts Receivable, meaning the amount applicable to the Subject LLCs as of the Initial Closing Date equal to (a) the bank account balances plus (b) accrued accounts receivable balances, plus (c) a proration through the Initial Closing Date of the prepaid expenses, bonds, and licensing fees of the Subject LLCs, plus (d) an amount equal to the security deposit on the lease for the business address minus (d) the balance of the accounts payables of the Subject LLCs as of the Initial Closing Date. For the above purposes, the terms accounts receivable and accounts payable shall be determined in accordance with standard accounting principles within twelve (12) months of the Initial Closing Date and the sum of $500,000 dollars within eighteen (18) months of the Initial Closing Date. The Initial Closing Date was December 9, 2013, the Final Closing Date is June 12, 2015 at Gallagher’s office in Mokena, IL.

See Note 9 for an update on the acquisition of the Subject LLC’s and employment agreements with Ms. Gallagher and Mr. Gallagher.

5. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Accelera was incorporated as a Delaware corporation on April 29, 2008. In 2013, Accelera acquired three companies operating in the IME industry and as of December 31, 2013, Accelera operated out of three service centers serving counties in Illinois. On April 11, 2013, the Company formed At Home Health Management LLC that will operate its planned home health care business. On November 29, 2013, the Company formed Accelera Healthcare Management Service Organization LLC that will operate newly acquired Behavioral Health Associates, Ltd. As a 100% owned subsidiaries of Accelera. The consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH – All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash of $185,744 as of December 31, 2013 and $274,857 as of the nine months ended September 30, 2014.

RESEARCH AND DEVELOPMENT EXPENSES – Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK – The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE RECOGNITION – Revenue related to services and administrative support services is recognized at the time services have been performed. The Company believes that recognizing revenue at the time the services have been performed because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

COST OF REVENUES – Costs of revenues are comprised of fees paid to members of the Company’s medical staff other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

GOODWILL AND OTHER INTANGIBLE ASSETS – Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at lease annually in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. During September 2014, the Company recognized goodwill impairment of $692,668.

ADVERTISING COSTS – The Company’s policy regarding advertising is to expense advertising when incurred.

INCOME TAXES – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

LOSS PER SHARE – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2014, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. These financial instruments include stock options granted to the officers in 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB nd the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring air value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under ASC Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the fact of both the consolidated statement of income and statement of other comprehensive income.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

6. STOCKHOLDERS’ DEFICIT

The Company has two classes of stock preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of September 30, 2014. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The Company has 34,380,022 and 22,382,522 issued and outstanding shares as of September 30, 2014 and December 31, 2013, respectively.

On April 26, 2012, the Company entered into an employment agreement with John F. Wallin, President and Chief Executive officer “CEO” of the Company. In consideration of the services, the Company agreed to issue a stock option to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (350,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (29,166 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Mr. Wallin provides that, upon completion of two million dollars in financing, the Company shall begin to pay John a base salary of $250,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Wallin has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Wallin’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the Board.

On April 26, 2012, the Company entered into an employment agreement with James R Millikan, as the Chief Operating Officer of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares if the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,000 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Mr. Millikan provides that, upon completion of two million dollars in financing, the Company shall begin to pay Jim a base salary of $175,000 per year, to be paid at the times and subject to the Company’s standard payroll practices subject to applicable withholding. Base salary shall be reviewed at lease annually, and increased as determined by the Board. So long as Mr. Millikan has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completing of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Millikan’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

On April 26, 2012, the Company entered into an employment agreement with Cynthia Boerum, as the Chief Strategic Officer of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Ms. Boerum provides that, upon completion of two million dollars in financing, the Company shall begin to pay Cynthia a base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at lease annually, and increased as determined by the Board. So long as Ms. Boerum has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Ms. Boerum’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

On January 1, 2013, the Company entered into an employment agreement with Patrick Custardo, as the Chief Acquisitions Officer of the Company reporting to the President and CEO. In consideration of the services, the Company agreed to issue a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.0001 per share, vesting over a four-year period. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option (200,000 shares) immediately after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (16,666 shares per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. The employment agreement with Mr. Custardo provides that, upon completion of two million dollars in financing, the Company shall begin to pay Patrick a base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Custardo has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Custardo’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

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

The Investment Agreement also contains customary representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standards of materiality different from what a shareholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters of facts. Investors should read the Investment Agreement together with the other information concerning the Company publicly files in reports and statements with the Securities and Exchange Commission (the “SEC”).

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

As an inducement to Investor to enter in to the Investment Agreement and as consideration for the Investor making the investment the Investor received 285,710 shares of common stock and 100% warrant/option coverage. The option to purchase shares certified that for good and valuable consideration, the receipt and sufficiency of which was acknowledged, Lambert Private Equity, LLC is entitled effective as October 4, 2013, subject to the terms and conditions of the Option to purchase from the Company up to a total of 14,287,710 shares of the Company’s common shares at the price of the lesser of (a) $7.00 or (b) 110% of the lowest daily VWAP for the common stock as reported by Bloomberg during the thirty (30) trading days prior to the date the Investor exercised the Warrant prior to 5:00 pm New York time on September 3, 2018 the expiration date.

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

On December 13, 2013 Accelera entered into a three-year Employment Agreement with Rose M. Gallagher as the President of Accelera’s At Home Health Care business unit reporting to John Wallin, Accelera’s CEO. In consideration of the services, Accelera agreed to immediately grant Ms. Gallagher 585,000 common shares at a price of $0.0001 per share, and an option to purchase 1,000,000 common shares at a price of $0.0001 per share, to be vested Two Hundred and Fifty Thousand (250,000) shares annually for 4 years, beginning March 12, 2014; the final vested shares on March 12, 2017, all the shares will be issued in accordance with the terms of the Accelera’s 2011 Stock Option Plan. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Additionally, Accelera agreed to compensate Ms. Gallagher $150,000 per annum, which is payable bi-weekly in accordance with the Company’s customary payroll practices. The Company has not paid Ms. Gallagher the amounts due under this agreement.

On December 13, 2013, the Company entered into an employment agreement with Daniel P. Gallagher, as the Director of Marketing and Business Development of the Accelera business units “At Home Health Services and At Home Health Management” reporting to John Wallin, CEO of Accelera. In consideration of the services, the Company agreed to issue a stock option to purchase One Million (1,000,000) shares of the Company’s Common Stock under the terms of the Company’s 2011 Stock Option Plan at an exercise price of $.0001 per share. The One Million (1,000,000) shares shall vest over the course of the Four (4) years, earned annually, at Two Hundred Thousand (250,000) shares each year; beginning March 12, 2014; the final vested shares on March 12, 2017. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Additionally, Accelera agreed to compensate Mr. Gallagher $100,000 per annum, which is payable bi-weekly in accordance with the Company’s customary payroll practices. The Company has not paid Mr. Gallagher the amounts due under this agreement.

See Note 9 for an update on the acquisition of the Subject LLC’s and employment agreements with Ms. Gallagher and Mr. Gallagher.

During the nine month period ended September 30, 2014, the Company agreed to issue 796,671 shares of its unregistered common stock for an aggregate of $1,566,412.26 previously subscribed for by investors.

7. Stock-based Compensation

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock options and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date cumulative fair value of options granted during the nine months ended September 30, 2014, year ended 2013, and the year ended 2012 was $16,640,000. The Company recognized stock-based compensation expense of $4,700,000, $6,940,000 and $5,000,000 for the nine months ended September 30, 2014, and years ended 2013 and 2012, respectively, which were included in general and administrative expenses. As of September 30, 2014, there was $8,960,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 2.25 years.

The following is a summary of the outstanding options, as of September 30, 2014:

		Weighted Average
	Options Outstanding	Intrinsic Value	Exercise Price	Remaining Term

Options, December 31, 2012	3,000,000
Granted	3,185,000	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited/expired	-
Options, December 31, 2013	5,400,000	4.00	0.0001	2.7 years
Granted	1,000,000
Exercised	-
Forfeited/expired
Options, September 30, 2014	6,400,000	4.00	0.0001	2.25 years
Vested at September 30, 2014	4,160,000	4.00	0.0001	2.25 years
Weighted average assumptions in the calculation of option value:

Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 8,595,630 shares of common stock for issuance under its stock award plan, and 8,595,630 of these shares remained available for future issuance as of September 30, 2014.

8. Related Party Transaction

The Company and Synergistic Holdings, LLC (“Synergistic”), a controlling shareholder of the Company, agreed to cancel 796,671 shares of the Company’s common stock owned by Synergistic and forgive certain indebtedness owed by the Company to Synergistic in the amount of $1,018,618. In addition, the Company entered into an oral agreement to amend the license agreement entered into between the Company and Synergistic to reduce the total amount of reimbursable distribution and commercialization expenses due under the license agreement by $585,181 to $29,414,819 and defer the commencement date of the agreement until the payment dates for the following amounts:

(a)	$5,000,000 no later than December 31, 2015;

(b)	An additional $7,500,000 no later than December 31, 2016;

(c)	An additional $10,000,000 no later than December 31, 2017; and

(d)	An additional $6,914,819 no later than December 31, 2018.

9. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2014, the Company had a loss and for the period April 29, 2008 (date of inception) through September 30, 2014. The net operating losses resulting from operating activities result in deferred tax assets of approximately $2,590,000 at the effective statutory rates which will expire by the year 2032. The deferred tax asset has been off-set by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the period ended September 30, 2014.

10. Subsequent Events

On October 6, 2014, the Company entered into an employment agreement with Daniel Freeman as the Chief Financial Officer (“CFO”) reporting to John Wallin, CEO of Accelera. In consideration of the services, the Company agreed to issue a stock option to purchase One Million (1,000,000) shares of the Company’s Common Stock at an exercise price of $.0001 per share. The One Million (1,000,000) shares shall vest with respect to 23.33% immediately after the effective date of the agreement, thereafter the remaining shares granted under the agreement shall vest ratably on a monthly basis at the end of each month over the course of a 46-month period. Furthermore, the shares are subject to a Six (6) month lock-up agreement and a Twenty Seven (27) month leak-out agreement limiting the sale of shares over the period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from the agreement shall immediately vest and become fully exercisable. The employment agreement with Daniel Freeman provides that the Company shall pay Daniel a base salary of $200,000 per year to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Mr. Freeman will begin receiving compensation at the time Accelera completes one million dollars in financing. The Board of Directors will implement a bonus structure based on goals, objectives and performance.

On August 25, 2014, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”), Ethel dela Cruz, Virgilia Avila, Ma Lourdes Reyes Celicious, Cristina Soriano, Michelle Cartas and Jimmy Lacaba (collectively, the “Sellers”), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all their SCI shares, collectively representing all of the outstanding shares of common stock of SCI, for an aggregate purchase price of $450,000 (the “Stock Purchase”).

Pursuant to the terms of the Stock Purchase Agreement, the purchase price was paid as follows: (i) $20,000 via wire transfer concurrently with execution of the Stock Purchase Agreement, and (ii) $430,000 via wire transfer upon approval of the required license transfer by the Illinois Department of Public Health. Pursuant to the Stock Purchase Agreement, revenues generated by SCI, but received by the Company, after the closing of the Stock Purchase will belong to SCI, and SCI agreed to reimburse the Company for expenses generated by SCI after the closing of the Stock Purchase. The Stock Purchase Agreement contains customary representations and warranties and is subject to certain events of default.

On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, Advanced Life Management LLC (“ALM”), an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “Note”) in favor of AOK in the aggregate principal amount of $500,000. The Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. There is no prepayment penalty; provided, however, that the interest is due in full at the time of any prepayment.

If an event of default under the Note occurs AOK may accelerate the Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. Pursuant to the terms of the Note, an event of default occurs if (i) the Company or ALM fails to make any payment required by the Note when due, (ii) the Company or ALM voluntarily dissolves or ceases to exist, or any final and nonappealable order or judgment is entered against the Company or ALM ordering its dissolution, (iii) the Company or ALM fails to pay, becomes insolvent or unable to pay, or admits in writing an inability to pay its debts as they become due, or makes a general assignment for the benefit of creditors; or (iv) a proceeding with respect to the Company or ALM is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law.

A portion of the proceeds of the loan from AOK was used by the Company to fund the Stock Purchase, which closed on October 7, 2014. The Company intends to operate the newly acquired business through ALM.

On October 16, 2014, the Company received Notice of Default under the Purchase Agreement executed between the Company and At Home Health Services, LLC and All Staffing Services, LLC on December 13, 2013 (the “Gallagher Purchase Agreement”); Notice of Default under the Employment Agreement between the Company and Rose M. Gallagher dated December 13, 2103 (the “Rose M. Gallagher Employment Agreement”); Notice of Default under the Employment Agreement between the Company and Daniel P. Gallagher dated December 13, 2013 (the “Daniel P. Gallagher Employment Agreement”); and Notice of Default from Rose M. Gallagher as Assignee of Share Interest under the Employment Agreement between Shawn D. Gallagher and At Home Health Management, LLC (collectively, the “Notices of Default”).

The Notices of Default allege, among other things, that the Company (1) failed to issue shares in accordance with the Purchase Agreement, whereby the Company is alleged to owe, pursuant to options contracts there under, Rose M. Gallagher, Daniel P. Gallagher and Shawn D. Gallagher a total of 3,000,000 shares of Company stock; (2) failed to make, pursuant to the Purchase Agreement, two deposits totaling $920,000; (3) failed to become listed, pursuant to the Purchase Agreement, on the NASDAQ on or before approximately April 13, 2014; (4) owes Rose M. Gallagher approximately $114,500 in expenses personally funded on behalf of the Company by her; and (5) failed to pay salaries pursuant to Rose M. Gallagher Employment Agreement and Daniel P. Gallagher Employment Agreement in amounts totaling $73,500.03 and $36,000 respectively. The Company is in discussion with the Gallagher’s, At Home Health Services, LLC and All Staffing Services, LLC to terminate this acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Accelera is a healthcare service company which will focus on integrating its technology assets into its newly acquired companies, Behavioral Health Care Associates, Ltd., At Home Health Services LLC and All Staffing Services, LLC to reduce operating costs and expand operations. The technology was licensed to us by our majority shareholder, Synergistic Holdings, LLC (“Synergistic”). Synergistic granted us an exclusive, non-transferrable worldwide license for proprietary Internet-based, software called “Accelera Technology.” Accelera Technology is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that are designed to allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the most costly disease states. This is intended to be accomplished through the proprietary technology, which is designed to identify and measure the severity of the sickness level based upon evidence-based clinical and medical rules and is designed to delivers the results to insurance companies, doctors, hospitals, and employers.

The Company will not be able to commercialize its Accelera Technology without additional capital. If the Company does not raise additional funds of at least $430 million for the advancement of the Accelera Technology over the next three years, it will lose its rights to the technology. The Company will require significant additional financing in order to meet the milestones and requirements of its business plan and avoid discontinuation of the license. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $435 million in 2014 and 2015 through the sale of equity or convertible debt securities. The issuance of these securities will dilute existing shareholders’ interests in the Company. The Company intends to approach hedge funds, venture capital groups, private investment groups and other institutional investment groups in its efforts to achieve future funding.

Significant Developments

On August 25, 2014, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”), Ethel dela Cruz, Virgilia Avila, Ma Lourdes Reyes Celicious, Cristina Soriano, Michelle Cartas and Jimmy Lacaba (collectively, the “Sellers”), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all their SCI shares, collectively representing all of the outstanding shares of common stock of SCI, for an aggregate purchase price of $450,000 (the “Stock Purchase”).

Pursuant to the terms of the Stock Purchase Agreement, the purchase price was paid as follows: (i) $20,000 via wire transfer concurrently with execution of the Stock Purchase Agreement, and (ii) $430,000 via wire transfer upon approval of the required license transfer by the Illinois Department of Public Health. Pursuant to the Stock Purchase Agreement, revenues generated by SCI, but received by the Company, after the closing of the Stock Purchase will belong to SCI, and SCI agreed to reimburse the Company for expenses generated by SCI after the closing of the Stock Purchase. The Stock Purchase Agreement contains customary representations and warranties and is subject to certain events of default.

On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, Advanced Life Management LLC (“ALM”), an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “Note”) in favor of AOK in the aggregate principal amount of $500,000. The Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. There is no prepayment penalty; provided, however, that the interest is due in full at the time of any prepayment.

If an event of default under the Note occurs AOK may accelerate the Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. Pursuant to the terms of the Note, an event of default occurs if (i) the Company or ALM fails to make any payment required by the Note when due, (ii) the Company or ALM voluntarily dissolves or ceases to exist, or any final and nonappealable order or judgment is entered against the Company or ALM ordering its dissolution, (iii) the Company or ALM fails to pay, becomes insolvent or unable to pay, or admits in writing an inability to pay its debts as they become due, or makes a general assignment for the benefit of creditors; or (iv) a proceeding with respect to the Company or ALM is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law.

A portion of the proceeds of the loan from AOK was used by the Company to fund the Stock Purchase, which closed on October 7, 2014. The Company intends to operate the newly acquired business through ALM.

On October 16, 2014, the Company received Notice of Default under the Purchase Agreement executed between the Company and At Home Health Services, LLC and All Staffing Services, LLC on December 13, 2013 (the “Gallagher Purchase Agreement”); Notice of Default under the Employment Agreement between the Company and Rose M. Gallagher dated December 13, 2103 (the “Rose M. Gallagher Employment Agreement”); Notice of Default under the Employment Agreement between the Company and Daniel P. Gallagher dated December 13, 2013 (the “Daniel P. Gallagher Employment Agreement”); and Notice of Default from Rose M. Gallagher as Assignee of Share Interest under the Employment Agreement between Shawn D. Gallagher and At Home Health Management, LLC (collectively, the “Notices of Default”).

The Notices of Default allege, among other things, that the Company (1) failed to issue shares in accordance with the Purchase Agreement, whereby the Company is alleged to owe, pursuant to options contracts there under, Rose M. Gallagher, Daniel P. Gallagher and Shawn D. Gallagher a total of 3,000,000 shares of Company stock; (2) failed to make, pursuant to the Purchase Agreement, two deposits totaling $920,000; (3) failed to become listed, pursuant to the Purchase Agreement, on the NASDAQ on or before approximately April 13, 2014; (4) owes Rose M. Gallagher approximately $114,500 in expenses personally funded on behalf of the Company by her; and (5) failed to pay salaries pursuant to Rose M. Gallagher Employment Agreement and Daniel P. Gallagher Employment Agreement in amounts totaling $73,500.03 and $36,000 respectively. The Company is in discussion with the Gallagher’s, At Home Health Services, LLC and All Staffing Services, LLC to terminate this acquisition.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2014 and 2013. For comparative purposes, we are comparing the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.

Revenues

For the three months ended September 30, 2014, the Company generated $844,008 in revenues from operations, as compared to no revenues for the same period in 2013. For the nine months ended September 30, 2014, the Company generated $2,500,341 in revenues from operations., as compared to no revenues for the same period in 2013. The increase in both periods was a result of revenue from of Behavior Health Care Associates, Ltd of approximately $1,949,000 which was acquired by the Company in November 2013 and revenue from All Staffing Services, LLC of approximately $527,000 which was acquired by the Company in December 2013.

Total Operating Expenses

For the three months ended September 30, 2014, total operating expenses amounted to $2,911,062, as compared to $1,005,050 for the same period in 2013, representing an increase of 277.2%. The increase was a result of increases in stock based compensation, license fees paid to Synergistic and general and administrative expenses. For the nine months ended September 30, 2014, total operating expenses amounted to $6,948,199, as compared to $3,724,265 for the same period in 2013, representing an increase of 186.6%. The increase was a result of increases in stock based compensation license fees paid to Synergistic and in general and administrative expenses.

Net Loss

For the three months ended September 30, 2014 and 2013, net loss amounted to $3,360,650, or $0.10 per share (basic and diluted), and $1,005,050 or $0.05 per share (basic and diluted), respectively. For the nine months ended September 30, 2014 and 2013, net loss amounted to $6,867,035, or $0.21 per share (basic and diluted), and $3,724,265 or $0.17 per common share (basic and diluted), respectively. The increase in net loss was a result of higher total operating expenses, partially offset by increases in gross profits as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2014 and December 31, 2013, the Company had a total of $5,186,249 and $5,970,027 in assets, respectively, and the Company had liabilities of $6,249,388 and $74,215 as of September 30, 2014 and 2013, respectively. The Company had working capital of $503,042 and $274,857 in cash as of September 30, 2014, and a working capital surplus of $476,908 and $185,744 in cash as of December 31, 2013. As a result, the Company’s current cash position is not sufficient to fund its cash requirements.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 2014 and 2013:

	2014	2013

Net Cash Used In Operating Activities	$(1,110,967)	$(74,165)
Net Cash provided by Investing Activities	(35,793)
Net Cash Provided By Financing Activities	1,235,873	74,215
Net Increase (Decrease) In Cash	$89,113	$50

Our principal sources of liquidity are our cash and the cash flow provided by acquired companies and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months. We expect to incur losses for at least several years into the future as we develop and deploy our products and services and we are unable to estimate when, if ever, we will generate revenue or have a positive cash flow.

As of September 30, 2014, we had a cash balance of $274,857, net accounts receivable of $455,995, advances to related parties and other assets of $51,578 and goodwill of $4,403,819 for a total of $5,186,249 of assets. We have an accumulated deficit and no means to pay liabilities in excess of our assets. If we are not successful in raising additional capital, we may not be able to pay our liabilities that arise and may have to cease operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company’s auditor has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from April 29, 2008 (Inception) to September 30, 2014 and these revenues have come from newly acquired companies. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and\or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. As reflected in the unaudited condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q, we reported a net loss and net cash used in operating activities of $6,867,035 and $1,110,967, respectively, for the nine months ended September 30, 2014. We had a working capital surplus but, stockholders’ deficit and accumulated deficit of $503,042, $1,063,139 and $19,559,316, respectively, for the nine months ended September 30, 2014, and revenues of $2,500,341. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Cash

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash of $185,744 as of December 31, 2013 and $274,857 as of the nine months ended September 30, 2014.

Research and Development Expenses

Expenditures for research, development, and engineering of products are expensed as incurred.

Common Stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue Recognition

Revenue related to services and administrative support services is recognized at the time services have been performed. The Company believes that recognizing revenue at the time the service has been performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

Cost of Revenues

Costs of revenues are comprised of fees paid to members of the Company’s staff other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at lease annually in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. During September 2014, the Company recognized goodwill impairment of $692,668.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2014, the Company did not have any potentially dilutive common shares.

Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. These financial instruments include stock options granted to the officers in 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Our disclosure controls and procedures were not effective for the reasons discussed below.

●	Material Weaknesses – We did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. We also are not maintaining adequate segregation of duties. Due to the limited number of accounting personnel, proper segregation of duties is not possible.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a sufficient number of accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation. We are, however, currently involved in a dispute with Rose M. Gallagher and Daniel P. Gallagher related to our acquisition of their interests in All Staffing Services, LLC and their employment with that company, as discussed in Note 9 – Subsequent Events in our audited consolidated financial statements included in this report. As discussed in Note 9, we are in discussions regarding the termination of the Company’s acquisition of At Home Health Services, LLC and All Staffing Services LLC and the employment agreements with Ms. Gallagher and Mr. Gallagher.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of the period ended September 30, 2014, the Company agreed to issue 796,671 shares of its unregistered common stock for an aggregate of $1,566,412.26 previously subscribed for. The issuance of the Company’s shares of common discussed above was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2014

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 24, 2014	By:	/s/ Daniel Freeman
Daniel Freeman
Chief Financial Officer (Principal Financial and Accounting Officer)

