Form 10-K
period 2014-12-31
ACCELERA INNOVATIONS, INC.
filed 2015-04-15
CIK 1444144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-53392

ACCELERA INNOVATIONS, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

20511 Abbey Drive
Frankfort, Illinois	60423
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (866) 866-0758

Not applicable.

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2014.

As of April 6, 2015 there were 40,578,426 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Accelera Innovations, Inc. (“we,” “us,” the “Company,” or “Accelera”), a Delaware corporation, is a healthcare service company which is focused on integrating its licensed technology assets into our newly acquired companies Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) to reduce operating costs and expand operations. The technology was licensed to us by our majority shareholder Synergistic Holdings, LLC, a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

We will not be able to commercialize the Accelera Technology without additional capital. If we do not raise additional funds of at least $55 million for the advancement of the Accelera Technology over the next three years, we will lose our rights to the technology. We will require significant additional financing in order to meet the milestones and requirements of its business plan and avoid discontinuation of the license. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of our offering to include the global market. We intend to seek an aggregate of $55 million in 2015 through the sale of equity or convertible debt securities and were unable to raise a sufficient amount of capital in 2014. The issuance of these securities will dilute existing shareholders’ interests in the Company. The Company intends to approach hedge funds, venture capital groups, private investment groups and other institutional investment groups in its efforts to achieve future funding.

Health Care Services

Our mission is to improve patient outcomes and lower costs, through educating providers, leveraging our technology and changing the model of payment to a value-based system.

The company now provides the highest quality care in the home, spanning every age group and level of care — from pediatrics to geriatrics, to critical care or just being there. Our team of home health care professionals now includes nurses, physical therapists, occupational therapists, speech language pathologists, medical social workers, and home health aides.

We provide billing, practice management and administrative services to doctors and other clinicians who provide services to, nursing homes and individual clients. In support of the billing and practice management services, we provide in-house Psychiatric evaluations, complete neuropsychological testing, assessments and treatment services, counseling and medication management. Furthermore, we provide comprehensive laboratory services including EKG, Drug Screens, blood work ups and sleep lab evaluation. Detoxification services include alcohol and all drugs and substances with directorship to methadone maintenance programs. We also provides Military Entrance Processing Station (MEPS) screenings and performs research trials as a contracted site for several pharmaceutical firms.

In addition, we are engaged in the acquisition and operation of home health business that will allow the acquisitions the autonomy to continue to run their business, but also take advantage of our administrative services and business tools. Some of those services will include the use of clinical software, group purchasing and marketing expertise.

LICENSED ACCELERA TECHNOLOGY

Software Description

We plan to incorporate the following software applications into our recent acquisitions and license and sell such software separately:

●	Accelera EMR- A certified Electronic Medical Record application designed to be used primarily in physician offices to automate the patient’s clinical chart and meet the ARRA (Federal Mandated Meaningful Use) criteria.

●	Accelera PM -The Practice Management application designed to be used primarily in physician offices to automate the physician’s revenue cycle management system.

●	Accelera Patient Portal - The Patient Portal application designed to be used as a communication tool between patient and physician office staff. This application is intended to allow the patient to access their medical record information in a secure environment.

●	Accelera HIE - The Health Information Exchange application is intended to allow providers and payors of healthcare to exchange secure data by creating the continuum of care for the patient, and decreasing healthcare cost.

●	Accelera ACO - The Accountable Care Organization (“ACO”) application needed to operate an ACO environment. This application is designed to offer the ACO business the ability to report to CMS the usage of Medicare benefits and is intended to provide tools to lower the cost of patient care.

●	Accelera HIS - The Hospital Information System application is designed to includes all applications to manage most hospital information systems.

Accelera also intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“software-as-a-service” also known as “SaaS”) to the healthcare industry. The Company intends on positioning itself as a technology and service solution for providers and payers such as the hospitals, medical offices, medical insurance companies, Accountable Care Organizations, Patient Centered Medical Homes, and Provider Service Networks who are seeking to create an interoperable technology platform that is patient-centric.

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

The intended benefits of our solutions include:

●	Lowers administration costs through a less invasive call-back system - email alerts, text messages, online alerts

●	A benefit of batch health care analytics is the use of “predictive modeling across multiple clinical conditions. This process is designed to identify undiagnosed conditions for patients within an insurer’s patient population, or suggest interventions to prevent conditions from developing.

●	Reducing occurrences and cost related to a healthcare data breaches.

●	Reducing the hardware environment and cost by using our cloud technology.

●	Increased Mobility.

●	Improving patient care and safety.

●	Helping healthcare organizations maintain their market positions and meet their financial commitments.

Products

Accelera intends to offers the following products and services:

Accelera Analytics

Real-time health care analytics are programs that are intended to analyze clinical information at the point of care and support health providers as they make prescriptive decisions. Accelera’s real-time systems are designed to be “active knowledge systems”, which use two or more items of patient data to generate case-specific advice

Batch health care analytics is a technical application that is designed to retrospectively evaluate population data sets (i.e. records of patients in a large medical system, or claims data from an insured population). These evaluations can be used to supplement disease management or population health management efforts.

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

Our keys to success over the next five years are:

●	Acquiring health care Providers or groups with strong revenue and positive EBITDA of 10% to 20% of annual revenue.

●	Decreasing the expenses and increasing revenue within our acquisitions by utilizing our technology applications and platforms.

●	Becoming more involved in Telemedicine including acquisitions and using our cloud-based Health Information Exchange.

●	Creating Best Practice within post-acute care acquisitions.

Target Market Segment Strategy

Accelera will work to align communication protocols so acute and post-acute care providers can communicate as seamlessly as possible. These protocols guide providers in discussing patient status, particularly when a patient’s condition changes. Clear channels of communication, a common approach for discussing patients and the information technology infrastructure to exchange clinical information are helping reduce readmissions and emergency department visits. Referring or attending providers feel more comfortable providing clinical guidance to Post Acute Care staff instead of requesting that the patient be sent to the emergency room. Currently statistical data for Electronic Health Record payments is $4.5 billion in federal incentives and payments are still increasing in the first quarter of 2013 according to CMS; with still another 15 billion to be paid out prior to 2015.

As policy changes place more accountability for the selection of the most appropriate Post-Acute Care setting on referring providers, it will be increasingly important to support these providers in making the best choices for patients. As a first step, referring providers need more information on available Post-Acute Care options and data indicating the unique clinical capacities and quality outcomes for Post-Acute Care providers in the community. Once an individual patient has been admitted to the appropriate Post-Acute Care setting, acute-care clinicians need access to complete patient data that can be shared across settings, including from the Post-Acute Care setting back to the referring provider. Many of these data-sharing goals require a robust health information technology infrastructure that some facilities are just beginning to build. A Common Assessment Tool Could Help Providers Make the Best Decisions for Patients Policymakers and providers agree on the need for a single assessment tool that uses common data metrics for all Post cute Care settings. A uniform tool could not only help providers and patients work together to select the most appropriate Post-Acute Care setting and encourage efficient data sharing among providers, but also could improve data analysis. Currently, each Post-Acute Care setting has its own methods and tools for admitting and discharging.

Medicare and Medicaid are focused on reducing hospital readmissions and variations in spending and margins across PAC and LTC settings, as well as ensuring appropriate service utilization. Overall, we have significant opportunities to improve care and limit costs for populations with chronic conditions. Forces driving change include:

●	Financial penalties for hospitals – and, soon, for SNFs and other PAC providers — for avoidable hospital readmissions.

●	A shift to value-based (versus volume-based) payments and a commitment to population-health management to improve quality and control costs.

●	Increased capitated managed care arrangements for elderly and disabled populations. To stay in network, PAC and LTC providers must demonstrate quality and cost effectiveness.

●	A focus on standardized health and functional assessments to ensure patients are placed in the lowest-cost facility that meets their needs.

●	A rise in quality measurement and reporting. PAC and LTC providers must develop metrics to assess their results—and implement needed improvements.

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

Home Health Competitors

Home health care companies offer a wide range of skilled medical services such as nursing care, physical therapy and occupational therapy from qualified medical professionals in addition to various services from home health aides. Other home care companies might offer assistance with daily activities, such as bathing and eating. Home care services are conducted in the comfort of your home. There is a directory of 12,300 Medicare-certified home health agencies and 21,452 other home care companies in the United States.

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

Electronic Medical Record Competitors

Allscripts is one of the leading EMR companies which offer large volumes of data generated by high-acuity care. They provide customized views so individual clinicians can find the data they need to make timely, accurate decisions. This service has limited patient view into the data. A recent step towards entering this space occurred when Allscripts installed their EMR software at Sloan-Kettering Cancer Center to address the Joint Commission on Accreditation of healthcare Organizations (JCAHO) for hospital organizations to do a better job of patient supervision handoffs. But as of yet, the patient cannot see an online version of doctor recommended care as Accelera intends to provide.

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

Recent Industry Developments

Post-acute care is a critical part of healthcare reform in the US as more people with multiple illnesses are moved through the various parts of our healthcare system with suboptimal care and high cost overruns as a result. Each year nearly nine million people-24,000 per day are discharged from short term acute care hospitals and require some form of post-acute care. Patients typically see a range of providers and specialists promoting communication problems and other errors resulting in higher costs.

These problems result in a substantial number of hospital re-admissions. According to Medpac, among Medicare patients- 20% are re-hospitalized within 90 days. More than 75% of these re-admits (at a cost of more than $26 billion per year) are thought to be avoidable.

In an attempt to address this large expense Medicare started in October 2012, penalizing hospitals with high readmission rates. The penalties were up to 3% in 2014. The industry is motivated to address the lack of coordination in post-acute care. Medicare spending on post-acute care is estimated to be $63.5 billion market.

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

Our Corporate History

We were incorporated on April 29, 2008 in Delaware under the name Accelerated Acquisitions IV, Inc. and engaged in the investigation and acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. We changed our name to Accelera Innovations, Inc. on October 18, 2011 when we identified healthcare technology, obtained exclusive rights and became a healthcare technology service provider.

On June 13, 2011, Synergistic Holdings, LLC, a company owned or controlled by Geoff Thompson, Chairman of our Board of Directors and his wife Nancy Thompson acquired 17,000,000 shares of the Company’s common stock for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC cancelled 3,750,000 shares of the Company’s common stock. Following these transactions, Synergistic Holdings, LLC owned approximately 93.15% of the Company’s issued and outstanding shares of common stock. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was simultaneously appointed to the Company’s Board of Directors. Such transaction represented a change of control of the Company.

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

The term of the License commenced on August 22, 2011 and as amended April 12, 2012 and by oral agreement in fiscal 2014 will continue for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of $30 million over three years for qualifying development and commercialization expenses related to Accelera Technology.

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

During the years ended December 31, 2014 and 2013, Synergistic, an affiliate of the Company, entered into subscription agreements with 13 investors. Pursuant to the terms of the subscription agreements, Synergistic agreed to issue shares of the Company’s preferred stock that it did not have the corporate authority to issue. In exchange, the Company received aggregate proceeds from the investors of $652,462. Accordingly, the Company is obligated to issue an aggregate of 198,473 shares of preferred stock to the investors. At December 31, 2014, proceeds of $652,462 have been received by or on behalf of the Company and recorded as preferred stock subscription payable.

On October 4, 2013, the Company entered into a Standby Equity Purchase Agreement with Lambert Private Equity, LLC, a Delaware limited liability company (the “ Investor “). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of the Company’s common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”).

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

The Investment Agreement also contains customary representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a shareholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts. Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the Securities and Exchange Commission (the “SEC”).

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

As an inducement to Investor to enter in to the Investment Agreement and as consideration for the Investor making the investment the Investor received 285,710 shares of common stock and 100% warrant/option coverage. The option to purchase shares certified that for good and valuable consideration, the receipt and sufficiency of which was acknowledged, Lambert Private Equity, LLC is entitled effective as October 4, 2013, subject to the terms and conditions of the Option to purchase from the Company up to a total of 14,287,710 shares of the Company’s common shares at the price of the lesser of (a) $7.00 or (b) 110% of the lowest daily VWAP for the common stock as reported by Bloomberg during the thirty (30) trading days prior to the date the Investor exercised the Warrant prior to 5:00pm New York time on September 3, 2018 the expiration date .

Acquisition of Behavioral Health Care Associates, Ltd.

On November 20, 2013, our wholly owned subsidiary, Accelera Healthcare Management Service Organization LLC, (“Accelera HMSO”) executed a Stock Purchase Agreement, as amended (the “SPA”) with Behavioral Health Care Associates, Ltd. (“BHCA”), an Illinois company and its owner, Blaise J. Wolfrum, M.D. to acquire 100% of the issued and outstanding shares of BHCA from Dr. Wolfrum. The SPA was amended as of May 30, 2014.

Pursuant the SPA, we agreed to pay to Dr. Wolfrum a purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 is payable on May 31, 2015, $750,000 is payable on July 30, 2015, and $2,800,000 is payable on December 31, 2015. Prior to Dr. Wolfram’s receipt of the $1,000,000 payment, he has the right to cancel and terminate the SPA. In addition, as consideration for entering into various amendments to the SPA, we agreed to issue Dr. Wolfrum a total of 50,000 shares of our common stock which we agreed to register for resale upon completion of a public offering of our securities.

**On November 20, 2013, the Company entered into an employment agreement with Blaise J. Wolfrum, M.D., as the President of the Accelera business unit “Behavioral Health Care Associates” reporting to John Wallin, CEO of Accelera. In consideration of the services, the Company agreed to issue a stock option to purchase 600,000 shares of the Company’s Common Stock under the terms of the Company’s 2011 Stock Option Plan at an exercise price of $.0001 per share. The 600,000 shares shall vest over the course of the three years, earned annually, at 200,000 shares each year; after the commencement of employment so long as he remain an employee of the Company. Furthermore, the shares are subject to a six month lock-up agreement and a 27 month leak-out agreement limiting the sale of shares over the period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from the agreement shall immediately vest and become fully exercisable. The employment agreement with Dr. Wolfrum provides that the Company shall pay Blaise a base salary of $300,000 per year to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Mr. Wolfrum will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the Behavioral Health Care Associates business performed by an Accelera appointed audit firm. The Board of Directors will implement a bonus structure based on goals, objectives and performance.

Termination of Planned Acquisition of At Home Health Services LLC

On December 13, 2013 we entered into a Purchase Agreement with At Home Health Services LLC, All Staffing Services, LLC (together, the “Subject LLCs”) and Rose Gallagher, individually and as Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 (“Gallagher”), pursuant to which we agreed to purchase and Gallagher agreed to sell, all of Gallagher’s interests in the Subject LLCs. We terminated this agreement effective as of December 31, 2014.

Acquisition of with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health)

On August 25, 2014, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”), Ethel dela Cruz, Virgilia Avila, Ma Lourdes Reyes Celicious, Cristina Soriano, Michelle Cartas and Jimmy Lacaba (collectively, the “Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all their SCI shares, collectively representing all of the outstanding shares of common stock of SCI, for an aggregate purchase price of $450,000 (the “Stock Purchase”).

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

In their report dated April 15, 2015, our independent auditors stated that our financial statements for the period ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We may not be able to raise the funds necessary to pay the purchase price of BECA and the Seller may terminate the acquisition at any time prior to receipt of a substantial payment

We presently do not have the cash or commitments for financing to pay Dr. Wolfrum the purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 is payable on May 31, 2015, $750,000 is payable on July 30, 2015, and $2,800,000 is payable on December 31, 2015. Furthermore, prior to Dr. Wolfram’s receipt of the $1,000,000 payment, he has the right to cancel and terminate his agreement with us. If we are unable to raise the cash needed to complete this acquisition or if Dr. Wolfrum elects terminate the agreement to sell BHCA to us or we are unable to raise additional funds to finance this purchase we will lose a significant asset from which we derive primarily all of our revenues. The loss of our ownership of BHCA will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

We were formed April 29, 2008 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We were formed in April 2008 with limited operating results to date. Since we do not have an established operating history and have limited sales, you will have no basis upon which to evaluate our ability to achieve our business objectives.

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

We are substantially dependent on a third party

The Company is currently dependent upon technology licensed from Synergistic Holdings, LLC. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by December 31, 2015, $7,500,000 by December 31, 2016, $10,000,000 by December 31, 2017 and $6,914,819 December 31, 2018$29,414,819 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology.

We have no profitable operating history and May Never Achieve Profitability

From inception (April 29, 2008) through December 31, 2014, the Company has an accumulated deficit of $49,002,457. We are an early stage company and have a limited history of operations and have only started generated revenues since November 2013 from operations. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. We may not ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will not be able to complete the acquisition of Behavioral Health and commercialize its technology without additional capital, if we do not raise substantial additional funds. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering. The Company intends to seek an aggregate of $35,000,000 in an offering through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, engineering, sales and marketing, $17,680,122 will be used for acquisitions, infrastructure, software fees and an estimated $4,417,978 will be spent on legal, accounting, rent and other payables leaving $3,026,960 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $30,000,000 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $30,000,000 estimated to be required.

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

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2014. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

For purposes of Delaware law, an “interested stockholder” is any person who that (i) is the owner of 15% or more of the outstanding voting stock of the corporation, or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder, and the affiliates and associates of such person; provided, however, that the term “interested stockholder” shall not include (x) any person who (A) owned shares in excess of the 15% limitation set forth herein as of, or acquired such shares pursuant to a tender offer commenced prior to, December 23, 1987, or pursuant to an exchange offer announced prior to the aforesaid date and commenced within 90 days thereafter and either (I) continued to own shares in excess of such 15% limitation or would have but for action by the corporation or (II) is an affiliate or associate of the corporation and so continued (or so would have continued but for action by the corporation) to be the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such a person is an interested stockholder or (B) acquired said shares from a person described in item (A) of this paragraph by gift, inheritance or in a transaction in which no consideration was exchanged; or (y) any person whose ownership of shares in excess of the 15% limitation set forth herein is the result of action taken solely by the corporation; provided that such person shall be an interested stockholder if thereafter such person acquires additional shares of voting stock of the corporation, except as a result of further corporate action not caused, directly or indirectly, by such person. For the purpose of determining whether a person is an interested stockholder, the voting stock of the corporation deemed to be outstanding shall include stock deemed to be owned by the person through (i) Beneficially owns such stock, directly or indirectly; or (ii) Has (A) the right to acquire such stock (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; provided, however, that a person shall not be deemed the owner of stock tendered pursuant to a tender or exchange offer made by such person or any of such person’s affiliates or associates until such tendered stock is accepted for purchase or exchange; or (B) the right to vote such stock pursuant to any agreement, arrangement or understanding; provided, however, that a person shall not be deemed the owner of any stock because of such person’s right to vote such stock if the agreement, arrangement or understanding to vote such stock arises solely from a revocable proxy or consent given in response to a proxy or consent solicitation made to 10 or more persons; or (iii) Has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting, or disposing of such stock with any other person that beneficially owns, or whose affiliates or associates beneficially own, directly or indirectly, such stock.

The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

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

Our common stock is subject to the Penny Stock Regulations

Once it commences trading (if ever) our common stock could be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

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

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the ‘penny stock’ rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and may in the future be subject to price volatility unrelated to our operations

Our common stock is thinly traded and the market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock (if and when a market price is established) and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

●	Breadth and depth of services;

●	Reputation;

●	Reliability, accuracy and security;

●	Client service;

●	Price; and

●	Industry expertise and experience.

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

The duration of the sales cycle and implementation schedule for our software solutions depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations. If customers take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which would adversely affect our business, financial condition and results of operations.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We may not be able to expend our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers’ requirements.

Competition for our employees could be intense, and we may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to provide high-quality services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and health information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we intend to invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our services could diminish, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the health information technology market is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business could suffer.

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

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We will depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

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

Complex software, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

●	Harm to our reputation;

●	Lost sales;

●	Delays in commercial releases;

●	Product liability claims;

●	Delays in or loss of market acceptance of our solutions;

●	License terminations or renegotiations; and

●	Unexpected expenses and diversion of resources to remedy errors.

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

Our business plan is predicated on our proprietary systems and technology products. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. We do not have any patents on our technology. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. Nonetheless, in some instances, third parties may have access to source-code versions of software. Furthermore, our use and distribution of open source software and modules in connection with our business also presents risks. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. We cannot be certain that, under the terms of those licenses, our software will not become publicly available or that we will be found to be in material compliance with such agreements. The steps we have taken may not have and may not continue to prevent misappropriation of our technology and misappropriations of our intellectual property have occurred in the past. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management’s time and attention as a result and an adverse decision could have a negative impact on our business.

If we are deemed to infringe, misappropriate or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We are and may continue to be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our applications’ functionality overlaps with competitive products and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. Claims may be occasionally asserted against us, and may have infringements, misappropriation or claims alleging intellectual property violations asserted against us in the future. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, our licenses for any intellectual property of third parties that might be required for our products or services may not be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our clients at significant expense.

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

Our business relies on electronic transmission of confidential patient and other information. We believe that any well-publicized compromise of our network security or a misappropriation of patient information or other data would adversely affect our reputation and would require us to devote significant financial and other resources to alleviate such problems. In addition, our existing or potential customers could be deterred from using our products and services, and we could be subject to liability and regulatory action. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of cK

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our potential customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our potential customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our potential customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing potential customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as the VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate office at 20511 Abbey Drive, Frankfort, Illinois 60423. Advance Lifecare operates from a 1,900 square foot leased facility located at 3590 Hobson Rd, Woodridge, IL 60517 which expires on September 15, 2016. Behavioral Health operates from a 5,988 leased facility located at 1375 E. Schaumburg Rd Suite 230, Schaumburg IL 60194 which expires on October 31, 2015 and another 2,000 square foot facility located at 484 N. Lee St., Des Plaines, IL 60016 which is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “ACNV”. On April 6, 2015, the closing price for our common stock was $2.50 on the OTCQB. Our stock has not traded since approval of our quotation on the OTCQB by the Financial Industry Regulatory Authority. There can be no assurance that a liquid market for our common stock will ever develop.

As of April 6, 2015, there were approximately 148 record holders, an unknown number of additional holders whose stock is held in “street name” and 40,578,426 shares of common stock issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Accelera Innovations, Inc. (“we,” “us,” the “Company,” or “Accelera”), a Delaware corporation, is a healthcare service company which is focused on integrating its licensed technology assets into our newly acquired companies Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) to reduce operating costs and expand operations. The technology was licensed to us by our majority shareholder Synergistic Holdings, LLC, a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform (“Accelera Technology”) that is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

We will not be able to commercialize the Accelera Technology without additional capital. If we do not raise additional funds of at least $55 million for the advancement of the Accelera Technology over the next three years, we will lose our rights to the technology. We will require significant additional financing in order to meet the milestones and requirements of its business plan and avoid discontinuation of the license. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of our offering to include the global market. We intend to seek an aggregate of $55 million in 2015 through the sale of equity or convertible debt securities and were unable to raise a sufficient amount of capital in 2014. The issuance of these securities will dilute existing shareholders’ interests in the Company. The Company intends to approach hedge funds, venture capital groups, private investment groups and other institutional investment groups in its efforts to achieve future funding.

Management’s Discussion, Analysis of Financial Condition and Results of Operations

The Company has conducted minimal operations, since inception. However, in 2014, revenue was generated by the Company from newly acquired companies. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations, which include several new acquisitions. Management’s plan includes obtaining additional funds by equity financing and/or debt using the acquisitions cash flow and/or assets as collateral, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

In order to meet our need for cash we are attempting to raise money from the various investor groups which include institutions and high net worth individuals. In January of 2014, the Company was listed on the OTC/QB. If we do not raise all of the money we need from the public exchange, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from third party sources.

Our current plans, predicated on raising $30,000,000 from the sale of shares of common stock will allow the Company to meet the milestones and requirements of its Business Plan and avoid discontinuation of the Accelera license. The use of proceeds from the planned capital raise will be to fund the closings of Traditions, Grace Home Health Care, Watson and Behavioral Healthcare. In addition, the Company will use excess funds to cover general corporate expenses, as well as the implementation of its technology into the operations of the acquired companies.

The Company has contacted several debt providers for both asset backed lending and cash flow lending. These include commercial banks as well as Hedge Funds which specialize in lower middle market lending. There is no assurance that the Company will be successful in raising debt and/or the cost of debt may be detrimental to the operations of the acquisitions and/or the Company.

The minimum amount of capital the Company needs to raise over the next twelve months is $30,000,000 million to continue with our acquisitions. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan

Going Concern

Because we had $54,862 in cash at December 31, 2014, which is insufficient to fund our operations, the report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2014 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

We define our accounting periods as follows:

●	“fiscal 2013”—January 1, 2013 through December 31, 2013,

●	“fiscal 2014”—January 1, 2014 through December 31, 2014, and

●	“fiscal 2015”—January 1, 2015 through December 31, 2015.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of At Home Health Services, LLC and All Staffing Services, LLC, discontinued operations (see Note 5), are excluded from the following discussion. The following is a summary of the Company’s operational results for the years ended December 31, 2014 and 2013:

	2014	2013

Revenue	$2,715,523	$375,885

Cost of revenue	1,685,740	-

Gross profit	1,029,783	375,885

Total operating expenses	$32,806,136	$7,636,901

Total other expenses	4,312,057	-

Net loss	$(36,088,410)	$(7,261,016)

Revenue

Total revenue increased by $2,339,638 to $2,715,523 for fiscal 2014 compared to $375,885 in fiscal 2013. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $653,898 to $1,029,783 for fiscal 2014 compared to $375,885 in fiscal 2013. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for fiscal 2014 increased by $25,169,235 to $32,806,136, compared to fiscal 2013 primarily as a result of an increase of $23,495,894 in general and administrative expenses related to commissions and fees, shareholder services and stock based compensation. We expect a slight increase in our operating expenses as we continue to ramp up our acquisitions.

Other Expenses

Other expenses for fiscal 2014 increased by $4,312,057 to $4,312,057, compared to fiscal 2013 primarily as a result of impairment of intangible assets. We expect our interest expenses to vary depending on the acquisitions we complete, if any.

Net Loss

The net loss for fiscal 2014 was $36,088,410, an increase of $28,827,394 compared to fiscal 2013, primarily as a result of the increases in expenses discussed above partially offset by an increase in revenues related to our acquisitions.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014, our working capital amounted to ($1,177,840), a reduction of $1,654,748 as compared to working capital of $476,908 as of December 31, 2013. This decrease is primarily a result of an increase in the short-term note payable and preferred stock subscriptions payable and net loss. Working capital at December 31, 2014 included primarily accounts receivable of $605,796.

Net cash used in operating activities was $2,105,150 during fiscal 2014 compared to $1,180,805 in fiscal 2013. The increase in cash used in operating activities is primarily attributable to our increase in expenses resulting in an increase in net loss.

Net cash used in investing activities during fiscal 2014 was $1,221 compared to $0 in fiscal 2013. The increase was primarily a result of payment of security deposit.

Net cash provided by financing activities during fiscal 2014 was $1,975,489 compared to $1,366,549 in fiscal 2013. The increase was primarily a result of the issuance of common stock partially offset by stockholder payments.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue to make acquisitions, seek to implement our Accelera Software and our ability to control costs. It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $30,000,000 million to continue operations. We will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund our planned acquisitions and systems roll-out. There can be no assurance that additional capital will be available to us. Other than the Standby Equity Purchase Agreement we entered into with Lambert Private Equity, LLC to sell, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of our common stock, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We are not currently eligible to sell all of the securities under the Standby Equity Purchase Agreement cannot determine when we all the requirements necessary in order to begin selling securities under this agreement. Consequently, we have no arrangements or plans currently in effect that would allow us to immediately raise capital and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to complete acquisitions.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Going Concern

The Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2014 and 2013 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to recurring losses from operations, a working capital deficit, and a stockholders’ deficit. The auditor’s opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation

ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014 we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2014. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2014, our disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was ineffective as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management relate to limited resources and our inadequate number of personnel to allow for proper segregation of duties and the requisite internal controls and application of GAAP. John F. Wallin functions as our Chief Executive Officer and Chief Financial Officer and as such, has not established adequate processes and channels of communication to provide the timely and accurate flow of information to others. This weakness in internal controls has prevented the timely recording of company transactions and execution of reliable financial closing procedures. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributes to insufficient oversight of our accounting and audit functions. Also, certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position(s) with the Company	Year First Became a Director

Geoffrey Thompson	46	Chairman of the Board	2012
John F. Wallin	64	Chief Executive Officer, Chief Financial Officer* and Chief Marketing Officer	2011
James R. Millikan	62	Chief Operating Officer	2012
Cynthia Boerum	60	Chief Strategic Officer	2012
Patrick Custardo	63	Chief Acquisitions Officer	2012
Blaise J. Wolfrum M.D.	54	President of Behavioral Health Care	2013

* Mr. Wallin took over the role as our interim Chief Financial Officer on March 20, 2015 upon the resignation of Mr. Freeman on that date.

Geoff Thompson, Chairman of the Board

Mr. Thompson is the Chairman of the Board and founder of Accelera Innovations, since 2008, his experience with IPO’s and Mergers and Acquisitions has positioned the company for eminent success. In 2008 Mr. Thompson transitioned Global Wealth Solutions into GWS Financial Services which started to create unique financial products which included Private Placement Memorandums with principal protection, Private Placed Life Insurance, Private Placed Variable Annuities, Premium Financed estate transfers and Supplemental Employee Retirement Plans. In 2005 Mr. Thompson launched Global Wealth Solutions a client consulting firm with a heavy focus on strategic investing and advanced finance strategies. In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, MN. As Streamline grew into a multi-state company the Thompsons opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, MN. As Streamline grew into a multi-state company the Thompsons opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. Mr. Thompson’s professional career started in 1993 when he took on the role of finance and insurance manager for Bergstrom Automotive Group in Neenah Wisconsin.

Mr. Thompson brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as the Chairman of the board of directors of our company.

John Wallin, Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer

Mr. Wallin is Chief Executive Officer, Chief Marketing Officer and since March 24, 2015 our Interim Chief Financial Officer and has been Chief Executive Officer, Chief Marketing Officer and Director of Synergistic Holdings, LLC since 2009. Mr. Wallin has over 30 years of experience in the financial services industry. Prior to Synergistic Holdings, LLC, Mr. Wallin was President and Chief Marketing Officer at GWG Advantage in Minneapolis from 2007 to 2009. Previously, Mr. Wallin held positions of Executive Director of Medicare Advantage-PFFS at American Insurance Marketing Corporation from 2005 to 2007, Senior Sales Executive/ National Sales and Chief Marketing Officer at RNA-Rock Island from 2002 to 2005, Senior Vice President/Regional Financial Services Manager at Allstate Financial Services from 2000 to 2002, Senior Vice President, National Key Account Manager at Federated Investors from 1998 to 2000, Vice President BISYS Funds from 1995 to 1998, Senior Vice President of Marketing and National Accounts at Putnam Mutual Funds and Senior Vice President of Marketing and National Accounts at Kemper Financial Services from 1989 to 1992. Mr. Wallin received his B.S. in 1976 and Masters in Education in 1982 from Chicago State University.

Cynthia Boerum, Chief Strategic Officer

Ms. Boerum became the Chief Strategic Officer of the Company in April 2012. Prior to joining the Company, Ms. Boerum was Vice President of Sales and Consultant for Accentia International Outsourcing company in Hyberdad, India, from 2009 to 2011. The leadership included national and international sales teams. Previously, Ms. Boerum held positions of Vice President of Sales for Opus Healthcare in Austin, Texas from 2004 to 2007 and positioned the company for acquisition by NextGen. She also held the positions of Enterprise Vice President of National Accounts and Sales Manager for the top 32 health organizations nationally at McKesson from 1989 to 2003. During this time she received various top performer awards, not only from McKesson, but also the state of Minnesota. Ms. Boerum received her clinical experience at Shady Grove Adventist Hospital, in Maryland, from 1979 to 1989. Ms. Boerum attended the ADN program at Frederick Community College in Maryland.

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

Blaise J. Wolfrum, M.D., President of Behavioral Health Care

Dr. Wolfrum became the President of Accelera’s President of Behavioral Health Care in November 2013, Dr. Wolfrum is the founder and CEO of Behavioral Health Care Associates in Schaumburg, IL, created in 1994. Dr. Wolfrum is Board Certified in psychiatry and addictions by the American Board of Psychiatry and Neurology and is a fellow of the American Psychiatric Association. Dr. Wolfrum created Behavioral Health Care to bring to Chicago a comprehensive and innovative healing approach that combines the best of evaluation and diagnosis with patient focused therapy. Dr. Wolfrum brings 27 years of experience as a MD, he attended Loyola University Medical School and did his internship and residency at Hayden Donahue Mental Health Institute. On November 20, 2013, Behavioral Health Care Associates was acquired by Accelera Innovation Inc. and Dr. Wolfrum will continue to operate and lead the company through an Operating Agreement with Accelera Healthcare Management Service Organization, LLC.

Key Employees

The following individual, although not an executive officer of the Company, provides a significant role in its operations:

Jimmy LaCaba, Chief Operating Officer of Advance Lifecare

Jimmy LaCaba became COO of Advance Lifecare in June of 2011, prior to Advance LifeCare he was a Home Health Administrator and spent many years as a certified Medical Billing Encoder. Jimmy LaCaba received a degree in Computer Engineering. Mr. LaCaba increased the business at Advance LifeCare by 50% in less than a year and positioned the company for success.

Board Committees

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board of directors.

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company and the current levels of compensation to corporate officers. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire board of directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and the Company, to maintain a balance of knowledge, experience and capability.

The board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued medical providers, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Typically, our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013 with the exception of our named executive officers who failed to file various Form 3’s and 4’s reporting various transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2014 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2014:

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John Wallin (1)	2014	0	0	0	1,955,420	0	0	0	1,955,420
	2013	0	0	0	0	0	0	0	0

James Millikan(2)	2014	0	0	0	1,116,668	0	0	0	1,116,668
	2013	0	0	0	0	0	0	0	0

Daniel Freeman (3)	2014	0	0	0	1,125,332	0	0	0	1,125,332
	2013	0	0	0	0	0	0	0	0

(1)	Chief Executive Officer. In addition, Mr. Wallin was appointed interim Chief Financial Officer as of March 20, 2015.

(2)	Chief Operating Officer

(3)	Former Chief Financial Officer – resigned on March 20, 2015.

Our director has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our director or officer for serving on our board of directors or as management.

STOCK OPTION GRANTS

We currently have 5,400,000 options issued under our 2011 Stock Option Plan which have been granted to key employees, John Wallin was awarded 1,750,000 options, James Millikan, Cynthia Boerum and Patrick Custardo were each awarded 1,000,000 options, the options awarded will vest in equal annual installments over a four-year period with the first 20% vesting at the date of grant. Rose Gallagher was issued 1,585,000 share of which 585,000 shares that vested the date of grant and 1,000,000 shares that will vest in equal annual installments over a four-year period. Blaise Wolfrum, M.D. was granted 600,000 shares, the options awarded will vest in equal annual installments over a three-year period.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Effective April 26, 2012, the Company entered into an employment agreement with John F. Wallin, as the President and Chief Executive Officer “CEO” of the Company. The employment agreement with Mr. Wallin provides that, upon completion of $2,000,000 in financing, the Company shall begin to pay John a base salary of $250,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Wallin has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2013 fiscal year. Mr. Wallin’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the Board.

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

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date
John Wallin	721,188	327,812	-	$.0001	2022
James Millikan	412,500	187,500	-	$.0001	2022
Daniel Freeman (1)	281,333	718,667	-	$.0001	2024

(1)	Mr. Freeman ceased to be an executive officer as of March 20, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 6, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 40,578,426 shares of our common stock issued and outstanding as of April 6, 2015.

	Name and Address	Number of Shares		Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially		within 60 days	Class Owned
5% Stockholders:
Common Stock:	Synergistic Holdings, LLC	20,070,583	(1)		49.46%
	0511 Abbey Drive, Frankfort, Illinois 60423

Common Stock	Accelerated Venture Partners LLC	6,500,000			16.48%
	1840 Gateway Dr. Suite 200
	Foster City, CA 94404

Named Executive Officers and Directors:
Common Stock	Geoffrey Thompson (2)	20,076,920	(1)	-	49.47%

Common Stock:	John Wallin (2) (3)	1,422,188		43,708	3.50%

Common Stock:	James Millikan (2)	812,500		33,333	2.01%

Common Stock:	Daniel Freeman (3) (4)	329,333	(5)	-	*

All executive officers and directors as a group (5 persons)		24,102,718		168,708	59.81%

(1)	Mr. Thompson is deemed to be the beneficial holder of Synergistic Holdings, LLC’s shares. Of Mr. Thompson’s shares, 20,070,583 are held through Synergistic Holdings, LLC and 3,169 shares are held jointly with his spouse. Mr. Thompson has voting and dispositive control over the shares held by Synergistic Holdings, LLC.

(2)	The beneficial holder’s address is c/o Accelera Innovations, Inc., 20511 Abbey Drive, Frankfort, Illinois 60423.

(3)	Of these shares, Mr. Wallin holds 3,525 jointly with his spouse.

(4)	Mr. Freeman ceased to be an executive officer as of March 20, 2015.

(5)	Of these shares, 500 shares are held jointly with Mr. Freeman’s spouse, 1,000 shares are held by Freeman Farms, LLC, 1,000 shares are held by DVN Freeman Family Farms, LLC, 1,000 shares are held by Deer River Farms, LLC, 1,000 shares are held by Freeman Ag Enterprises, LLC, and 1,000 shares are held by Freeman Spring Valley Farms, LLC. Each of the limited liability companies is owned by Mr. Freeman, and Mr. Freeman has voting and dispositive control over the shares held by the limited liability companies.

*less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Tec Explorer is a related party through common ownership. Tec Explorer supplied working capital to the Company to fund primarily software acquisition costs, accounting services, commissions and subcontract costs during 2010 through 2013. The total amount expended on behalf of the Company by Tec Explorer was approximately $0 in 2014, $129,500 in 2013 and $111,000 in 2012.

Synergistic Holdings, LLC assumed all obligations to Tec Explorer during 2014 and 2013 on behalf of the Company. This verbal agreement was agreed to by all three companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Anton & Chia, LLP for the fiscal years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$66,860	$22,500
Audit-Related Fees	9,282	-
Tax Fees	-	-
All Other Fees	-	-
Total	$76,142	$22,500

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included beginning on page F-2 of this annual report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed or Furnished Herewith

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

10.1	Subscription Agreement by and among the Company and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among the company and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	Amend the license agreement between Synergistic Holdings and the Company to include additional technology to enhance product offering	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among the Company and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among the Company and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among the Company and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between the Company and holder of common stock of the Company	S-1	10.5	05/22/2012

10.10	Stock Purchase Agreement by and among the Company and Behavioral Health Care Associates Ltd	8-K	10.1	12/02/2013

10.11	Operating Agreement by and among the Company and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among the Company and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among the Company and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among the Company and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among the Company and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among the Company and Daniel P. Gallagher as Director of Marketing and Business Development at At Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among the Company and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among the Company and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among the Company and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among the Company and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among the Company and Grace Home Health Care. Employment Agreement by and among the Company and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among the Company and Watson Health Care Inc.	8-K	10.2	12/04/2014

10.27	Stock Purchase Agreement by and among the Company and Traditions Home Care Inc. Employment by and among the Company and Sonny Nix as CEO of the Accelera business unit Traditions Home Care	8-K	10.1	01/09/2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer				X

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

+ Management compensation plan or arrangement.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelera Innovations, Inc.

	By:	/S/ John Wallin
Dated: April 15, 2015		John Wallin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Wallin	Chief Executive Officer and	April 15, 2015
John Wallin	Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

/S/ Geoffrey Thompson	Chairman of the Board	April 15, 2015
Geoffrey Thompson

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Index to Financial Statements

As of and for the years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Accelera Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Accelera Innovations, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelera Innovations, Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow and has financed its working capital requirements through advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

April 15, 2015

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$54,862	$185,744
Accounts receivable, net	605,796	753,707
Prepaid expenses	6,026	-
Total Current Assets	666,684	939,451

Property and equipment, net	6,381	-
Security deposit	1,805	-
Goodwill	-	5,030,576

TOTAL ASSETS	674,870	5,970,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term note payable	844,507	8,041
Due to stockholders	-	419,084
Advanced from related party	31,810	-
Accounts payable	88,689	-
Preferred stock subscription payable	652,462	-
Accrued expenses	226,099	35,418
Unearned revenue	957	-
Total Current Liabilities	1,844,524	462,543

Long-term subordinated unsecured notes payable	4,550,000	5,970,000

TOTAL LIABILITIES	6,394,524	6,432,543

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 authorized, 40,445,926 and 22,382,522 shares issued and outstanding at December 31, 2014 and 2013, respectively	4,046	2,239
Additional paid in capital	43,278,757	12,227,526
Accumulated deficit	(49,002,457)	(12,692,281)
TOTAL STOCKHOLDERS’ DEFICIT	(5,719,654)	(462,516)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$674,870	$5,970,027

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenues	$2,715,523	$375,885
Cost of revenues	1,685,740	-

Gross Profit	1,029,783	375,885

General and administrative	32,806,136	7,636,901
Total Operating Expenses	32,806,136	7,636,901

Impairment of intangible assets	(4,217,062)
Loss on disposal of subsidiaries	(94,995)	-
Income Tax Provision	-	-
NET LOSS FROM CONTINUING OPERATIONS	(36,088,410)	(7,261,016)

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(221,766)	(141,600)

NET LOSS	$(36,310,176)	$(7,402,616)

LOSS PER SHARE:
BASIC AND DILUTED:
CONTINUING OPERATIONS	$(1.13)	$(0.34)
DISCONTINUED OPERATIONS	$(0.01)	$(0.01)

	$(1.14)	$(0.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	32,229,831	21,608,683

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2012	21,311,812	$2,131	$5,287,534	$(5,289,665)	$-

Shares issued for cash less exercise of options	785,000	79	(79)	-	-
Shares issued for Lambert Agreement	285,710	29	(29)	-	-
Forgiveness of shareholder loans	-	-	100	-	100
Fair value of options vested	-	-	6,940,000	-	6,940,000
Net loss	-	-	-	(7,402,616)	(7,402,616)

Balance, December 31, 2013	22,382,522	2,239	12,227,526	(12,692,281)	(462,516)

Issuance of common stock	-	-	1,566,412	-	1,566,412
Issuance of common stock to founders	12,000,000	1,200	(1,200)	-	-
Shares issued for services	4,553,404	456	22,728,092	-	22,728,548
Shares issued for loan consideration	510,000	51	237,549	-	237,600
Shares for termination of agreement	1,000,000	100	-	-	100
Fair value of options vested	-	-	6,520,378	-	6,520,378
Net loss				(36,310,176)	(36,310,176)

Balance, December 31, 2014	40,445,926	$4,046	$43,278,757	$(49,002,457)	$(5,719,654)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(36,310,176)	$(7,402,616)

Adjustment to reconcile net loss to net cash used in operations:

Depreciation	593	-
Forgiveness of debt	-	100
Stock options expense	6,520,378	6,940,000
Stock based compensation	22,728,548	-
Shares issued for loan consideration and termination agreement	37,700	-
Shares issued to extend loan payment terms	200,000
Expenses to terminate financing	30,649	-
Impairment of intangible assets	4,151,151	-
Loss on disposal of subsidiary	94,995	-

Changes in operating assets and liabilities, net of effects of acquisitions:
Change in accounts receivable	166,711	(753,707)
Increase in prepaid expenses	(6,026)	-
Increase in accounts payable and accrued expenses	279,370	35,418
Increase in unearned revenue	957	-
Net Cash Used in Operating Activities	(2,105,150)	(1,180,805)

INVESTING ACTIVITIES

Cash acquired upon acquisition of SCI Home Health, Inc.	584	-
Payment of security deposit	(1,805)	-
Net Cash Used in Investing Activities	(1,221)	-

FINANCING ACTIVITIES

Issuance of common stock for cash	1,566,412	-
Note payable to finance acquisition	-	939,424
Proceeds from short-term noted payable	151,930	8,041
Payments on short-term noted payable	(8,041)
Stockholder advances (payments)	(419,084)	419,084
Advances from related parties	31,810	-
Proceeds from preferred stock subscription	652,462	-
Net Cash Provided by Financing Activities	1,975,489	1,366,549

Net increase (decrease) in cash	(130,882)	185,744
Cash, beginning of period	185,744	-
Cash, end of period	$54,862	$185,744

Supplemental Cash Flow Information

Interest	$29,177	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Note payable to finance acquisition	$431,070	$-

Note payable forgiven	$1,420,000	$-

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

Accelera is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company has acquired Behavioral Health and SCI which offers personal care to patients in the Chicago, Illinois area. The technology was licensed to the Company by the majority shareholder, Synergistic Holdings, LLC (“Synergistic”). Synergistic granted the Company a 30-year exclusive, non-transferrable worldwide license for a proprietary Internet-based, software platform that is fully functional in its current state (“Accelera Technology”) and that is designed to provide interoperable technology that is intended to improve the quality of care while reducing healthcare costs.

2. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Accelera was incorporated as a Delaware corporation on April 29, 2008. In 2014 and 2013, Accelera operated companies in the personal health care industry. Accelera operated out of three service centers serving counties in the Chicago, Illinois area. The consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries, Behavioral Health Care Associates, Ltd., At Home Health Services, LLC, All Staffing Services, LLC and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in these financial statements include allowance for doubtful accounts, the valuation of intangibles, valuation allowance for deferred taxes, estimated useful life of property and equipment and the fair value of stock and options issues for services and interest.

CASH AND CASH EQUIVALENTS– All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and 2013, respectively.

ACCOUNTS RECEIVABLE – Accounts receivable are recorded at estimated value, net of allowance for doubtful accounts. Accounts receivable are not interest bearing. The allowance for doubtful accounts is based upon management’s best estimate and past collection experience. Uncollectible accounts are charged off when all reasonable efforts to collect the accounts have been exhausted.

PROPERTY AND EQUIPMENT– Property and equipment is stated at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

LONG-LIVED ASSETS INCLUDING GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS - The Company reviews property and equipment and certain identifiable intangibles subject to amortization for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles subject to amortization are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company recognized an impairment charge to goodwill of $4,217,062 during 2014. The Company did not recognize any impairment charges related to goodwill during 2013.

PREFERRED STOCK SUBSCRIPTION PAYABLE – During the years ended December 31, 2014 and 2013, an affiliate of the Company entered into subscription agreements with 13 investors. Pursuant to the terms of the subscription agreements, the affiliate agreed to issue shares of the Company’s preferred stock that it did not have the corporate authority to issue. In exchange, the Company received aggregate proceeds from the investors of $652,462. Accordingly, the Company is obligated to issue an aggregate of 198,473 shares of preferred stock to the investors. At December 31, 2014, proceeds of $652,462 have been received by or on behalf of the Company and recorded as preferred stock subscription payable.

COMMON STOCK – The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE RECOGNITION – Revenue related to services and administrative support services is recognized ratably at the time services have been performed and pre-approved by payor. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

COST OF REVENUES – Costs of revenues are comprised of fees paid to members of the Company’s medical staff, other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

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

STOCK BASED COMPENSATION - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505 at measurement date. For awards with service or performance conditions, we generally recognize expense over the service period or when the performance condition is met.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. These financial instruments include stock options granted to the officers in 2013 and 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified- retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

3. BALANCE SHEET INFORMATION

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

December 31	2014	2013

Accounts receivable	$757,896	$753,707
Less allowance for doubtful accounts	(152,100)	-
	$605,796	$753,707

PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

December 31	2014	2013

Furniture and equipment	$2,150	$-
Office equipment	4,824	-
	6,974	-
Less accumulated depreciation	(593)	-
	$6,381	$-

Depreciation expense for the year ended December 31, 2014 was $593.

4. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $49,002,457 as of December 31, 2014. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company is currently dependent upon the cash flow from wholly owned subsidiaries. The events or circumstances that may prevent the accomplishment of our business objectives, include, the ability to add additional profitable wholly owned subsidiaries.

The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

5. DISCONTINUED OPERATIONS

On December 31, 2014, the Company entered into a Separation Agreement with At Home Health Services LLC and All Staffing Services, LLC (“LLC’s) to terminate the purchase agreement entered into on December 13, 2013. The historical financial results of the LLC’s are reflected in the Company’s consolidated financial statements and footnotes as discontinued operations for all periods presented.

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2014 and 2013.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 31	2014	2013

Net sales	$741,406	$35,154
Operating loss	(286,223)	(141,600)
Loss before income taxes	(221,766)	(141,600)
Income tax expense	-	-
Loss from discontinued operation, net of tax	(221,766)	(141,600)

6. ACQUISITION – BEHAVIORAL HEALTH CARE ASSOCIATES, LTD.

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

Pursuant to the SPA, the Company shall pay to Dr. Wolfrum Four Million Five Hundred Fifty Thousand Dollars ($4,550,000), (the “Purchase Price”), of which One Million Dollars ($1,000,000) shall be payable Ninety (90) days from the date of Closing and, the amount of Seven Hundred Fifty Thousand Dollars ($750,000) shall be paid One Hundred and Eighty (180) days from Closing, the aforementioned payments dates has been verbally extended until the Company receives financing. The balance of the Purchase Price, Two Million Eight Hundred Thousand Dollars ($2,800,000), shall be paid in Three (3) payments of Seven Hundred Fifty Thousand Dollars ($750,000) and a final payment of Five Hundred Fifty Thousand Dollars ($550,000) beginning Two Hundred Seventy (270) days after closing, and every three months thereafter until the Purchase Price is paid in full.

On May 30, 2014, Dr. Wolfrum and Accelera Innovations agreed to move the payment schedule of the SPA to the following: One Million Dollars ($1,000,000) shall be payable on May 31, 2015, Seven Hundred Fifty Thousand Dollars ($750,000) shall be payable on July 30, 2015 and Two Million Eight Hundred Thousand Dollars ($2,800,000) shall be payable on December 31, 2015.

The Company has determined that the value of the BHCA assets purchased to be $4,550,000. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations.” The Company recorded the acquisition cost as follows:

Cash	$77,929
Accounts receivable	659,721
Goodwill	3,812,350
Total	4,550,000
Less fair value of liabilities assumed	-
Purchase price	$4,550,000

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the year ended December 31, 2014 and 2013 are as follows.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)

Revenue	$2,720,406	$3,103,639

Cost of revenue	1,549,910	1,634,361

Gross Profit	1,170,496	1,469,278

General and administrative	1,282,361	827,478

Net loss	$(111,865)	$641,800

Net loss per share – (basic and diluted)	$(0.00)	$0.03

Weighted average shares outstanding (basic and dilutive)	32,229,831	21,608,683

7. ACQUISITION – AT HOME AND ALL STAFFING

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

On December 23, 2014, a Settlement Agreement (“Agreement”) was executed between the Company and its related entities and subsidiaries (“Accelera’’), Geoffrey Thompson, an Individual, and At Home Health Management, LLC, (collectively referred to as “Purchaser’’) and At Home Health Services, LLC, All Staffing Services, LLC and Georgia Peaches, LLC, and the Rose M. Gallagher Revocable Trust dated November 30, 1994, and Rose Gallagher individually and as Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994, and Daniel Gallagher, individually (collectively referred to as “Seller’’). The Seller and Purchaser are collectively referred to as the “Parties”.

The Agreement indicated that there was a default under the purchase agreement and employment agreement with Rose M. Gallagher and Daniel Gallagher. The agreement also indicated that the Purchaser failed to pay the promissory note that had been executed with Georgia Peaches, LLC.

The Parties to the Agreement agree to among other things to (1) terminate the purchase agreement; (2) terminate the employment agreements with Rose M. Gallagher and Daniel Gallagher; (3) a resolution under the purchase and employment agreements; (4) a resolution of the promissory note with Georgia Peaches, LLC; and (5) additional matters as indicated in the Agreement.

The Parties have agreed to resolve the disputes under the purchase and employment agreements as follows: (1) Seller has previously been issued Stock Certificate Number 1102 for 585,000 shares of Accelera Innovations, Inc. common stock. By execution of this Agreement, Purchaser irrevocably confirms that the 585,000 shares are fully vested and rightfully owned by Seller and under no circumstance shall be cancelled, rescinded, or otherwise not honored by Purchaser; (2) Purchaser shall issue 500,000 shares each to Rose Gallagher and Daniel Gallagher as consideration under the Employment Agreements; and (3) Purchaser shall execute a term promissory note in the principal amount of $344,507.

The Parties have agreed to resolve the disputes under the promissory note to Georgia Peaches, LLC as follows: (1) included in the term promissory note of $344,507 (interest at a rate of 11% per annum shall begin to accrue on this note beginning January 1, 2015 and will be due and payable at time of final payment according to the Payment Schedule of $25,000 on March 1, 2015 and $337,602 on June 1, 2015) is the delinquent principal and interest under the original promissory note with Georgia Peaches, LLC and (2) Purchaser shall issue 10,000 shares to the Rose M. Gallagher Revocable Trust dated November 30, 1994. The Company is in default of the promissory note and has a 90 day cure period. The Company paid $5,000 on April 8, 2015.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8. ACQUISITION – SCI HOME HEALTH, INC. (DBA ADVANCE LIFECARE HOME HEALTH)

On August 25, 2014, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”), Ethel dela Cruz, Virgilia Avila, Ma Lourdes Reyes Celicious, Cristina Soriano, Michelle Cartas and Jimmy Lacaba (collectively, the “Sellers”), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all their SCI shares, collectively representing all of the outstanding shares of common stock of SCI, for an aggregate adjusted purchase price of $431,070 (the “Stock Purchase”).

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

The Company has determined that the value of the SCI assets purchased to be $431,070. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations.” The Company recorded the acquisition cost as follows:

Cash	$584
Accounts receivable	18,800
Property and equipment	6,974
Goodwill	404,712
Total	431,070
Less fair value of liabilities assumed	-
Purchase price	$431,070

Unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the year ended December 31, 2014 and 2013 are as follows.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)

Revenue	$1,106,766	$920,728

Cost of revenue	135,830	75,914

Gross Profit	970,936	844,814

General and administrative	773,798	773,195

Net loss	$197,138	$71,619

Net income (loss) per share – (basic and diluted)	$0.00	$0.00

Weighted average shares outstanding (basic and dilutive)	32,229,831	21,608,683

9. SHORT-TERM NOTES PAYABLES

On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, Advanced Life Management LLC (“ALM”), an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “AOK Note”) in favor of AOK in the aggregate principal amount of $500,000. The AOK Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. As of the date of the auditors’ report all principal and accrued interest remains outstanding. There is no prepayment penalty; provided, however, that the interest is due in full at the time of any prepayment.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

If an event of default under the AOK Note occurs AOK may accelerate the AOK Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. Pursuant to the terms of the AOK Note, an event of default occurs if (i) the Company or ALM fails to make any payment required by the AOK Note when due, (ii) the Company or ALM voluntarily dissolves or ceases to exist, or any final and nonappealable order or judgment is entered against the Company or ALM ordering its dissolution, (iii) the Company or ALM fails to pay, becomes insolvent or unable to pay, or admits in writing an inability to pay its debts as they become due, or makes a general assignment for the benefit of creditors; or (iv) a proceeding with respect to the Company or ALM is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law.

A portion of the proceeds of the loan from AOK was used by the Company to fund the Stock Purchase (see Note 8), which closed on October 7, 2014.

The Company entered into a $344,507 promissory note (the “Trust Note”) with the Rose. M Gallagher Revocable Trust (“Trust”) in conjunction with the Settlement Agreement (see Note 7). The Trust Note bears interest at 11.0% per annum. The first payment of $25,000 is due on March 1, 2015. The final principal and interest payment is due on June 1, 2015. The entire outstanding principal balance of Trust Note may be prepaid at any time, in whole or in part, without premium or penalty, and the interest accrued on the remaining principal balance shall be adjusted accordingly. The Company is in default of the Trust Note and has a 90 day cure period. The Company paid $5,000 on April 8, 2015.

If an event of default under the Trust Note occurs the Trust may accelerate the Trust Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. In addition, the Company promises to pay one thousand dollars as consideration for costs of collection of the Trust Note, including but not limited to attorneys’ fees, paid or incurred on account of such collection, whether or not suit is filed with respect thereto and whether such cost or expense is paid or incurred, or to be paid or incurred, prior to or after the entry of judgment. Pursuant to the terms of the Trust Note, an event of default occurs if (i) the Company fails to make any payment required by the Trust Note when due, (ii) the Company fails to observe or perform any covenant, condition or agreement under the Trust Note, (iii) a proceeding with respect to the Company is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law; or (iv) the Company becomes insolvent.

10. COMMITMENT

LEASE OBLIGATIONS

The Company leases office space under non-cancelable operating leases with various expiration dates through October 2016. Base monthly rent was approximately $10,000. The Company pays a pro rata share of operating costs. Rent expense was approximately $132,000 and $9,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments for lease obligations for the years ending December 31, 2015 and 2016 are approximately $104,000 and $17,000, respectively.

11. STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10 million shares of $.0001 par value preferred shares authorized. There have been no shares issued as of December 31, 2014. Preferred shares have not been defined for any preferences. There are 100 million shares of $.0001 par value common shares authorized. The Company has 40,476,426 and 22,382,522 issued and outstanding shares as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company agreed to issue 796,671 shares of its unregistered common stock for an aggregate of $1,566,412 previously subscribed for by investors.

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

12. STOCK-BASED COMPENSATION

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $6,520,378 and $6,940,000 for the years ended December 31, 2014 and 2013, respectively, which were included in general and administrative expenses. As of December 31, 2014, there was $17,519,622 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 2.5 years.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the outstanding options, as of December 31, 2014:

		Weighted Average
	Options Outstanding	Intrinsic Value	Exercise Price	Remaining Term

Options, December 31, 2012	2,449,000
Granted	3,185,000	4.00	0.0001	3 years
Exercised	(785,000)
Forfeited/expired	-
Options, December 31, 2013	4,849,000	4.00	0.0001	2.7 years
Granted	2,060,000	4.00	0.0001	3 years
Exercised	-
Forfeited/expired	(1,020,417)
Options, December 31, 2014	5,888,583	4.00	0.0001	2.5 years
Vested at December 31, 2014	4,049,772	4.00	0.0001	2.5 years

Weighted average assumptions in the calculation of option value:

Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 8,595,630 shares of common stock for issuance under its stock award plan, and 8,595,630 of these shares remained available for future issuance as of December 31, 2014.

13. RELATED PARTY TRANSACTIONS

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

Tec Explorer is a related party through common ownership. Tec Explorer supplied working capital to the Company to fund primarily software acquisition costs, accounting services, commissions and subcontract costs during 2010 through 2013. The total amount expended on behalf of the Company by Tec Explorer was approximately $0 in 2014, $129,500 in 2013 and $111,000 in 2012.

Synergistic Holdings, LLC assumed all obligations to Tec Explorer during 2014 and 2013 on behalf of the Company. This verbal agreement was agreed to by all three companies.

14. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2014, the Company had a loss and for the period April 29, 2008 (date of inception) through December 31, 2014. The net operating losses resulting from operating activities result in deferred tax assets of approximately $17,048,000 at the effective statutory rates which will expire by the year 2033. The deferred tax asset has been off-set by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the period ended December 31, 2014.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision for income taxes consists of the following:

Year ended December 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-
Net Operating Losses Carryback	-	-

Deferred:
Federal	(11,450,414)	(2,334,415)
State	(2,632,488)	(536,690)
	(14,082,902)	(2,871,105)
Change in Valuation Allowance	14,082,902	2,871,105

Provision for Income Taxes	$-	$-

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes is as follows:

Year ended December 31,	2014	2013
US Federal Statutory Rate @ 34%	$(774,183)	$(145,886)
State Taxes, Net of Federal Effect	(177,987)	(33,540)
Stock Compensation	(11,436,152)	(2,691,679)
Impairment of intangibles	(1,635,587)	-
Valuation Allowance	14,082,902	2,871,105
Other	(58,993)	-
Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset were as follows:

Year ended December 31,	2014	2013
Current:
Allowance for Inventory Obsolescence	$-	$-
Allowance for Doubtful Accounts	58,993	-
Accrued Interest	-	-
Other	-	-
	58,993	-
Valuation Allowance	(58,993)	-
Total	$-	$-

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Noncurrent:
Net Operating Losses	$1,225,144	$272,974
Property, Equipment and Intangibles	1,635,587	-
Share-based Compensation	14,127,831	2,691,679
Tax Credits	-	-
Other	-	-
	16,988,562	2,964,653
Valuation Allowance	(16,988,562)	(2,964,653)
Total	$-	$-

The Company has not filed a tax return for the year ended December 31, 2014.

15. SUBSEQUENT EVENTS

On January 5, 2015, Accelera Innovations, Inc. (“we,” “us,” “our,” or the “Company”) entered into a stock purchase agreement (the “Traditions SPA”) with Traditions Home Care, Inc. (“Traditions”), a provider of home health care services, as well as Sonny Nix and John Noah (collectively the “Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all of their shares of Traditions, collectively representing all of the outstanding shares of common stock of Traditions, as well as all of Traditions’ assets, for an aggregate purchase price of $6,000,000 (the “Purchase Price”). The Purchase Price is to be paid by us as follows: $3,000,000 on or before March 31, 2015 (the “Closing Date”), $1,500,000 six months after the Closing Date, and $1,500,000 twelve months after the Closing Date. However, we have the right to extend the Closing Date by an additional forty-five (45) days, in order for us to secure the requisite funding, so long as we give notice to the Sellers on or before March 1, 2015. The Traditions SPA contains customary representations and warranties, and is subject to certain events of default.

We have also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year.

On March 20, 2015, Daniel Freeman resigned as the Chief Financial Officer of Accelera Innovations, Inc. (“we,” “us,” “our,” or the “Company”). John F. Wallin, our Chief Executive Officer, has taken over Mr. Freeman’s duties as our Chief Financial Officer on an interim basis.

