Form 10-K/A
period 2014-12-31
ACCELERA INNOVATIONS, INC.
filed 2015-04-17
CIK 1444144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _____________

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the Securities and Exchange Commission on April 15, 2015 (the “Original Filing”) is being filed solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Original Filing. This Amendment speaks as of the Original Filing date and does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way the disclosures made in the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed or Furnished Herewith

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

10.1	Subscription Agreement by and among the Company and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among the company and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	Amend the license agreement between Synergistic Holdings and the Company to include additional technology to enhance product offering	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among the Company and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among the Company and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among the Company and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between the Company and holder of common stock of the Company	S-1	10.5	05/22/2012

10.10	Stock Purchase Agreement by and among the Company and Behavioral Health Care Associates Ltd	8-K	10.1	12/02/2013

10.11	Operating Agreement by and among the Company and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among the Company and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among the Company and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among the Company and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among the Company and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among the Company and Daniel P. Gallagher as Director of Marketing and Business Development at At Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among the Company and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among the Company and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among the Company and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among the Company and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among the Company and Grace Home Health Care. Employment Agreement by and among the Company and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among the Company and Watson Health Care Inc.	8-K	10.2	12/04/2014

10.27	Stock Purchase Agreement by and among the Company and Traditions Home Care Inc. Employment by and among the Company and Sonny Nix as CEO of the Accelera business unit Traditions Home Care	8-K	10.1	01/09/2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer	10-K	31.1	04/15/2015

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	10-K	32.1	04/15/2015

101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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

Accelera Innovations, Inc.

	By:	/s/ John Wallin
Dated: April 17, 2015		John Wallin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer and Chief Financial Officer
/s/ John Wallin	(Principal Executive Officer and Principal Financial and Accounting Officer)	April 17, 2015
John Wallin

/s/ Geoffrey Thompson	Chairman of the Board	April 17, 2015
Geoffrey Thompson