Form 10-Q
period 2015-03-31
ACCELERA INNOVATIONS, INC.
filed 2015-05-20
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,142,716 shares of common stock, par value $.0001 per share, outstanding as of May 7, 2015.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$243,050	$54,862
Accounts receivable, net	575,280	605,796
Prepaid expenses	2,950	6,026
Total Current Assets	821,280	666,684

Property and equipment, net	9,017	6,381
Security deposit	1,805	1,805

TOTAL ASSETS	832,102	674,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term note payable	844,507	844,507
Advances from related party	64,230	31,810
Accounts payable	122,392	88,689
Preferred stock subscription payable	793,892	652,462
Accrued expenses	240,280	226,099
Unearned revenue	957	957
Total Current Liabilities	2,066,258	1,844,524

Long-term subordinated unsecured notes payable	4,550,000	4,550,000

TOTAL LIABILITIES	6,616,258	6,394,524

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 40,950,951 and 40,445,926 shares issued and outstanding at March 31, 2015 and December 31, 2014	4,095	4,046
Additional paid in capital	45,435,166	43,278,757
Accumulated deficit	(51,223,417)	(49,002,457)
TOTAL STOCKHOLDER’S DEFICIT	(5,784,156)	(5,719,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$832,102	$674,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the three months Ended
	March 31,
	2015	2014

Revenues	$1,061,988	$677,729
Cost of revenues	408,837	394,066

Gross profit	653,151	283,663

General and administrative	2,874,111	1,891,140
Total operating expenses	2,874,111	1,891,140

Income Tax Provision	-	-
Net loss from continued operations	(2,220,960)	(1,607,477)

Net loss from discontinued operations, net of tax	-	(152,237)

Net loss	$(2,220,960)	$1,759,714

Loss per share:
Basic and diluted:
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$-	$(0.01)

Weighted average number of shares outstanding – basic and diluted	40,591,213	22,382,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(2,220,960)	$(1,759,714)

Adjustment to reconcile net loss to net cash provided (used) in operations:

Depreciation	314	-
Changes in purchase price allocation	-	(65,911)
Stock options expense	1,146,408	-
Stock based compensation	1,010,050	1,400,000
Offering costs for preferred stock subscription	141,430	-

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	40,316	78,634
Increase (decrease) in reserves of accounts receivable	(9,800)	23,507
Decrease in prepaid expenses	3,076	-
Increase in accounts payable and accrued expense	47,884	59,807
Net Cash Provided (Used) in Operating Activities	158,718	(263,677)

INVESTING ACTIVITIES

Purchase of property and equipment	(2,950)	-
Net Cash Used in Investing Activities	(2,950)	-

FINANCING ACTIVITIES

Issuance of common stock	-	-
Shareholder Advances	-	284,200
Advances from related parties	32,420	-
Net Cash Provided by Financing Activities	32,420	284,200

Net increase in cash	188,188	20,523
Cash, beginning of period	54,862	185,744
Cash, end of period	$243,050	$206,267

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

2. NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Accelera was incorporated as a Delaware corporation on April 29, 2008. In 2015 and 2014, Accelera operated companies in the personal health care industry. Accelera operated out of three service centers serving counties in the Chicago, Illinois area. The condensed consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries, Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

PREFERRED STOCK SUBSCRIPTION PAYABLE – During the years ended December 31, 2014 and 2013, an affiliate of the Company entered into subscription agreements with 13 investors. Pursuant to the terms of the subscription agreements, the affiliate agreed to issue shares of the Company’s 8% Convertible Preferred Stock that it was authorized to issue as of May 7, 2015. In exchange, the Company received aggregate proceeds from the investors of $652,462. Accordingly, the Company is obligated to issue an aggregate of 198,473 shares of 8% Convertible Preferred Stock to the investors with a stated value of $4.00 per share or an aggregate of $793,892. At March 31, 2015, net proceeds of $652,462 have been received by or on behalf of the Company and recorded as preferred stock subscription payable net of $141,430 of original issue discount related to such offering which amount was expensed.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE RECOGNITION - Revenue related to services and administrative support services is recognized ratably at the time services have been performed and pre-approved by payor. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

COST OF REVENUES - Costs of revenues are comprised of fees paid to members of the Company’s medical staff, other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. These financial instruments include stock options granted to the officers in 2015 and 2014.

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

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3. BALANCE SHEET INFORMATION

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

March 31, 2015 and December 31, 2014	2015	2014

Accounts receivable	$717,580	$757,896
Less allowance for doubtful accounts	(142,300)	(152,100)
	$575,280	$605,796

PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

March 31, 2015 and December 31, 2014	2015	2014

Furniture and equipment	$5,100	$2,150
Office equipment	4,824	4,824
	9,924	6,974
Less accumulated depreciation	(907)	(593)
	$9,017	$6,381

Depreciation expense for the three months ended March 31, 2015 was $314.

4. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $51,223,417 as of March 31, 2015. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The events or circumstances that may prevent the accomplishment of our business objectives, include, with limitation, (i) the fact that, if the Company does not raise a minimum of $30,000,000 within the next 12 months to pay debts incurred in connection with the Company’s acquisition of BHCA, SCI and Traditions Home Care, Inc.

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

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three months ended March 31, 2014.

Three months ended March 31	2014

Net sales	$163,156
Operating loss	(152,237)
Loss before income taxes	(152,237)
Income tax expense	-
Loss from discontinued operation, net of tax	(152,237)

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As for the three months ended March 31, 2015, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Separation Agreement.

6. ACQUISITION – BEHAVIORAL HEALTH CARE ASSOCIATES, LTD.

On November 20, 2013, Accelera executed a Stock Purchase Agreement (the “SPA”) and its wholly owned subsidiary, Accelera Healthcare Management Service Organization LLC (“Accelera HMSO”), executed an Operating Agreement with Blaise J. Wolfrum, M.D. and Behavior Health Care Associates, Ltd. (“BHCA”). Accelera acquired 100% of the 100,000 issued and outstanding shares of BHCA from Dr. Wolfrum. Accelera HMSO as a wholly owned subsidiary of Accelera will operate BHCA in accordance with the Operating Agreement The SPA was amended as of May 30, 2014.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. ACQUISITION – SCI HOME HEALTH, INC (DBA ADVANCE LIFECARE HOME HEALTH)

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

9. SHORT-TERM NOTES PAYABLES

On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, SCI Home Health (SCI), an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “AOK Note”) in favor of AOK in the aggregate principal amount of $500,000. The AOK Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. As of the date of the auditors’ report all principal and accrued interest remains outstanding. There is no prepayment penalty; provided, however, that the interest is due in full at the time of any prepayment.

If an event of default under the AOK Note occurs AOK may accelerate the AOK Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. Pursuant to the terms of the AOK Note, an event of default occurs if (i) the Company or ALM fails to make any payment required by the AOK Note when due, (ii) the Company or SCI voluntarily dissolves or ceases to exist, or any final and non-appealable order or judgment is entered against the Company or SCI ordering its dissolution, (iii) the Company or ALM fails to pay, becomes insolvent or unable to pay, or admits in writing an inability to pay its debts as they become due, or makes a general assignment for the benefit of creditors; or (iv) a proceeding with respect to the Company or ALM is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

10. COMMITMENTS

Planned Acquisition of Grace Home Health Care, Inc.

On November 25, 2014, the Company entered into a stock purchase agreement (the “Grace SPA”) with Grace Home Health Care, Inc. (“Grace”), a provider of home health care services, as well as Angelito D. Cadiente, and Loida F. Cadiente (collectively the “Grace Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all of their Grace shares, collectively representing all of the outstanding shares of common stock of Grace, as well as all of Grace’s assets, for an aggregate purchase price of $5,250,000 (the “Grace Purchase Price”). The Grace Purchase Price is to be paid by us as follows: $2,625,000 on or before January 15, 2015 (the “Grace Closing Date”), $1,312,500 six months after the Grace Closing Date, and $1,312,500.00 twelve months after the Grace Closing Date. However, we have the right to extend the Grace Closing Date by an additional forty-five (45) days, in order for us to secure the requisite funding, so long as we give notice to the Grace Sellers on or before December 15, 2014. The Grace SPA contains customary representations and warranties and is subject to certain events of default.

We have also agreed to hire Angelo L. Cadiente as Grace’s Chief Executive Officer upon the Grace Closing Date. Under the terms of his proposed employment agreement, Mr. Cadiente will become the Chief Executive Officer for Grace for a period of three years beginning on the Grace Closing Date and pay him an annual base salary of $175,000 plus a bonus in an amount equal to 5% of the increase in Grace’s gross revenue from the base gross revenue earned in the previous year and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Grace from the base EBITDA of Grace in the previous year. In addition, Mr. Cadiente will be entitled to four weeks of vacation, twelve sick days and health benefits and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Cadiente is subject to a restriction on solicitation of Grace’s customers or clients following termination of his employment agreement for a period of one year. Since no consideration has been paid as of March 31, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of the assets of Watson Health Care, Inc. and Affordable Nursing, Inc.

On November 25, 2014, we entered into an asset purchase agreement (the “Watson-Affordable Nursing APA”) with Watson Health Care, Inc. (“Watson”) and Affordable Nursing, Inc. (“Affordable”) (Watson and Affordable are collectively referred to as the “Sellers”), providers of home health care services, pursuant to which we agreed to purchase, and the Sellers agreed to sell, all of their assets, for an aggregate purchase price of $3,000,000 (the “Watson-Affordable Purchase Price”). The Watson-Affordable Purchase Price will be paid by us as follows: $1,000,000 on or before January 15, 2015 (the “Watson-Affordable Closing Date”), $1,000,000 on or before six months after the Watson-Affordable Closing Date, and $1,000,000 on or before twelve months after the Watson-Affordable Closing Date. However, we have the right to extend the Watson-Affordable Closing Date by an additional sixty (60) days. The Watson-Affordable APA contains customary representations and warranties and is subject to certain events of default. In addition, Kevin Watson, the sole owner of Watson and Affordable and the Company will mutually agree to a transition period where Mr. Watson will work with Watson and Affordable to transition their operations to the Company. Further, the Company, Watson and Affordable will identify certain employees of Watson and Affordable who will enter into employment agreements with the Company. Since no consideration has been paid as of March 31, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of Traditions Home Care, Inc.

On January 5, 2015, the Company entered into a stock purchase agreement (the “Traditions SPA”) with Traditions Home Care, Inc. (“Traditions”), a provider of home health care services, as well as Sonny Nix and John Noah (collectively the “Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all of their shares of Traditions, collectively representing all of the outstanding shares of common stock of Traditions, as well as all of Traditions’ assets, for an aggregate purchase price of $6,000,000 (the “Purchase Price”). The Purchase Price is to be paid by us as follows: $3,000,000 on or before June 30, 2015 (the “Closing Date”), $1,500,000 six months after the Closing Date, and $1,500,000 twelve months after the Closing Date. However, we have the right to extend the Closing Date by an additional forty-five (45) days, in order for us to secure the requisite funding, so long as we give notice to the Sellers on or before March 1, 2015. The Traditions SPA contains customary representations and warranties, and is subject to certain events of default.

We have also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year. Since no consideration has been paid as of March 31, 2015, the acquisition is consider incomplete and not final.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

11. STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10,000,000 shares of $.0001 par value preferred shares authorized, 500,000 of which have been designated as 8% Convertible Preferred Stock as of May 7, 2015. There have been no shares issued as of March 31, 2015. There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 40,950,951 and 40,445,926 issued and outstanding shares as of March 31, 2015 and December 31, 2014.

The Company issued 380,000 shares for services at the fair value of $760,000 for the period ended March 31, 2015.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

12. STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on the fair value of employee stock options and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $1,146,408 and $1,400,000 for the three months ended March 31, 2015 and 2014, respectively, which were included in general and administrative expenses. As of March 31, 2015, there was $5,923,004 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.5 years.

The following is a summary of the outstanding options, as of March 31, 2015:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2013	4,849,000	2,985,000
Granted	2,060,000	283,083	4.00	0.0001	3 years
Exercised	-
Forfeited / expires	(1,020,417)	-
Options, December 31, 2014	5,888,583	4,049,772	4.00	0.0001	2.5 years
Options, March 31, 2015	5,888,583	4,338,249	4.00	0.0001	1.5 years

Weighted average assumptions in the calculation of option value:

Historical Volatility	268.0%
Risk Free Rate	0.83%
Dividend Yield	0.00%
Forfeiture Rate	0.00%

The Company has reserved a total of 8,595,630 shares of common stock for issuance under its stock award plan, and 8,595,630 of these shares remained available for future issuance as of March 31, 2015.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

14. SUBSEQUENT EVENTS

On May 7, 2015, the Company agreed with Grace to amend the closing date of our planned acquisition of its assets to June 30, 2015.

On May 7, 2015, the Company agreed with Traditions to amend the closing date of our planned acquisition of its assets to June 30, 2015.

On May 7, 2015, the Company and Synergistic agreed to amend the Synergistic Licensing Agreement to eliminate the Company’s $29,414,819 funding requirements under Article 3 and replace it with a requirement to pay a license fee in the amount of 10,000 common shares upon completion and acceptance of each installation of the software at a location for each affiliate or subsidiary of the Company and the sum of $10,000 on each anniversary after each such installation during the period of time in which the Software is used at such location. In addition, the Company will be responsible for the reasonable installation costs incurred by Synergistic in connection with the installation and setup of the software as required by the Company. The license fee may be paid in cash or the Company’s common stock. In addition, the Synergistic Licensing Agreement was amended to delete the Company’s exclusive rights under such agreement.

On May 8, 2015, the Company entered into a separation agreement with Daniel Freeman, the Company’s former Chief Financial Officer. Under the terms of the separation agreement, the Company agreed to pay Mr. Freeman $100,000 at such time as the Company closes on a financing transaction or offering of its securities where the Company receives a minimum of $2,000,000 in cash and accelerated the vesting of and awarded Mr. Freeman options to purchase 409,000 shares of the Company’s unregistered common stock at a price of $.0001 per share which expire on September 30, 2024. The separation agreement included a release of claims by Mr. Freeman in favor of the Company and other standard provisions included in separation agreements.

On May 8, 2015, the Company filed a Certificate of Designation, Preferences, and Rights of 8% Convertible Preferred Stock (the “Certificate of Designation”) with the State of Delaware to designate 500,000 shares of 8% Convertible Preferred Stock. The Certificate of Designation and their filing were approved by the board of directors of the Company on May 8, 2015, without shareholder approval, as provided for in the Company’s certificate of incorporation and under Delaware law.

The 500,000 shares of 8% Convertible Preferred Stock have the following the designations, rights, and preferences:

●	The state value of each share is $4.00,

●	Holders of shares of 8% Convertible Preferred Stock do not have any voting rights,

●	The shares pay quarterly dividends in arrears at the rate of 8% per annum and on each conversion date. Subject to certain conditions, the dividends are payable at our option in cash or such dividends shall be accreted to, and increase, the outstanding Stated Value,

●	Each share is convertible into shares of our common stock at a conversion price of $4.00 per share, subject to adjustment discussed below, and

●	The conversion price of the 8% Convertible Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

On May 10, 2015, the Company agreed with Watson and Affordable to amend the closing date of our planned acquisition of its assets to June 10, 2015 and the Company agreed to issue an unspecified number of additional shares of its common stock to Watson and Affordable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Accelera Innovations, Inc. (“we,” “us,” the “Company,” or “Accelera”), a Delaware corporation, is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company acquired Behavioral Health Care Associates, Ltd. (“BHCA”) in November 2013 which offers full treatment services for mental health conditions and addictions and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”) in October 2014 which offers home health services to patients in the Chicago, Illinois area. In addition, the Company has entered into agreements to acquire home health care service providers Grace Home Health Care, Inc. (“Grace”), the assets of Watson Health Care, Inc. and Affordable Nursing, Inc. and Traditions Home Care, Inc., each of which is subject to completion of financing.

As a result of our plans to focus our business efforts on the acquisition of health care services companies and utilize the Synergistic Technology we license from an affiliate, we agreed to amend the Synergistic Licensing Agreement to eliminate the $29,414,819 funding requirements we were obligated to make and replace it with a requirement to pay a license fee in the amount of 10,000 upon completion and acceptance of each installation of the software at a location for each affiliate or subsidiary of the Company and the sum of $10,000.00 on each anniversary after each such installation during the period of time in which the Software is used at such location (the “License Fee”). In addition, the Company will be responsible for the reasonable installation costs incurred by Synergistic in connection with the installation and set up of the software as required by the Company. The license fee may be paid in cash or the Company’s common stock. In addition, the Synergistic Licensing Agreement was amended to delete the Company’s exclusive rights under such agreement. In addition, the Synergistic Licensing Agreement was amended to delete the Company’s exclusive rights under such agreement. We believe that use of any future working capital we raise will be better utilized by us to acquire additional health care services companies.

Management’s Discussion, Analysis of Financial Condition and Results of Operations

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

In order to meet our need for cash we are attempting to raise money from the various investor groups which include institutions and high net worth individuals. In January of 2014, the Company was listed on the OTCQB tier of the OTC Markets. If we do not raise all of the money we need from the public exchange, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from third party sources.

Our current plans, predicated on raising $30,000,000 from the sale of shares of common stock will allow the Company to meet the milestones and requirements of its proposed acquisitions. The use of proceeds from the planned capital raise will be to fund the closings of BHCA, SCI, Grace, Watson, Affordable and Traditions. In addition, the Company will use excess funds to cover general corporate expenses, as well as the implementation of its technology into the operations of the acquired companies.

The Company has contacted several debt providers for both asset backed lending and cash flow lending. These include commercial banks as well as Hedge Funds which specialize in lower middle market lending. There is no assurance that the Company will be successful in raising debt and/or the cost of debt may be detrimental to the operations of the acquisitions and/or the Company.

Going Concern

Because we had $243,050 in cash at March 31, 2015, which is insufficient to fund our operations, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2015 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of At Home Health Services, LLC and All Staffing Services, LLC, discontinued operations (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three months ended March 31, 2015 and 2014:

	March 31,
	2015	2014

Revenue	$1,061,988	$677,729
Cost of revenue	408,837	394,066
Gross profit	653,151	283,663
Total operating expenses	$2,874,111	$1,891,140
Net loss	$(2,220,960)	$1,759,714

Revenue

Total revenue increased by $384,259 to $1,061,988 for the three months ended March 31, 2015 compared to $677,729 in the same period in 2014. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $369,488 to $653,151 for the three months ended March 31, 2015 compared to $283,663 in the same period in 2014. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 increased by $982,971 to $2,874,111, compared to the same period in 2014 primarily as a result of an increase of $982,971 in general and administrative expenses related to commissions and fees, shareholder services, stock based compensation and our recent acquisition of SCI. We expect a slight increase in our operating expenses as we continue to ramp up our acquisitions.

Net Loss

The net loss for the three months ended March 31, 2015 was $2,220,960, an increase of $461,246 compared to the same period in 2014, primarily as a result of the increases in expenses discussed above partially offset by an increase in revenues related to our acquisitions.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, our working capital deficit amounted to $1,244,978, an increase of $67,138 as compared to working capital deficit of $1,177,840 as of December 31, 2014. This increase is primarily a result of an increase in preferred stock subscription payable and other current liabilities and a reduction in accounts receivable, partially offset by an increase in cash. Working capital at March 31, 2015 included primarily accounts receivable of $575,280, cash of $243,050 offset by current liabilities of $2,066,258.

Net cash provided by operating activities was $158,718 during the three months ended March 31, 2015 compared to net cash used in operating activities of $263,677 in the same period in 2014. The decrease in cash used in operating activities is primarily attributable to our increase in stock option expense of $1,146,408 partially offset by an increase in net loss of $461,246.

Net cash used in investing activities during the three months ended March 31, 2015 was $2,950 compared to $0 in the same period in 2014. The increase was a result of payment of purchase of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2015 was $32,420 compared to $284,200 in the same period in 2014. The decrease is primarily a result of a reduction of shareholder advances of $284,200 offset by advances from related parties of $32,420.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue to make acquisitions and our ability to control costs. It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $30,000,000 to pay debts incurred in connection with the Company’s acquisition of BHCA, SCI and Grace, Watson, Affordable and Traditions and continue operations. We will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund our planned acquisitions and systems roll-out. There can be no assurance that additional capital will be available to us. Other than the Standby Equity Purchase Agreement we entered into with Lambert Private Equity, LLC to sell, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of our common stock, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We are not currently eligible to sell all of the securities under the Standby Equity Purchase Agreement and cannot determine when we will meet all the requirements necessary in order to begin selling securities under this agreement. Consequently, we have no arrangements or plans currently in effect that would allow us to immediately raise capital and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to complete acquisitions and fund our operations.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss and net cash provided by operating activities of $2,220,960 and $158,718, respectively, for the three months ended March 31, 2015, has a working capital deficit, stockholders’ deficit and accumulated deficit of $1,244,978 and $51,223,417, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2015 we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of the period ended March 31, 2015, the Company issued 380,000 shares of its unregistered common stock for services with a fair value of $760,000. The issuance of the Company’s shares of common discussed above was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed or Furnished Herewith

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

3.4	Certificate of Designations of 8% Convertible Preferred Stock	8-K	3.4	5/13/2015

10.1	Subscription Agreement by and among Accelera Innovations, Inc. and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among Accelera Innovations, Inc. and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among Accelera Innovations, Inc. and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among Accelera Innovations, Inc. and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among Accelera Innovations, Inc. and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among Accelera Innovations, Inc. and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between Accelera Innovations, Inc. and holder of common stock of Accelera Innovations, Inc.	S-1	10.5	05/22/2012

10.10	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Behavioral Health Care Associates Ltd	8-K	10.1	12/02/2013

10.11	Operating Agreement by and among Accelera Innovations, Inc. and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among Accelera Innovations, Inc. and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among Accelera Innovations, Inc. and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among Accelera Innovations, Inc. and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among Accelera Innovations, Inc. and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel P. Gallagher as Director of Marketing and Business Development at At Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among Accelera Innovations, Inc. and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among Accelera Innovations, Inc. and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among Accelera Innovations, Inc. and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care. Employment Agreement by and among Accelera Innovations, Inc. and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among Accelera Innovations, Inc. and Watson Health Care Inc. and Affordable Nursing, Inc. dated November 25, 2014.	8-K	10.2	12/04/2014

10.27	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Traditions Home Health Care, Inc. Employment by and among Accelera Innovations, Inc. and Sonny Nix as CEO of the Accelera business unit Traditions Home Health Care.	8-K	10.1	01/09/2015

10.28	Amendment to Purchase Agreement between Accelera Innovations, Inc. and Traditions Home Health Care Inc. dated January 5, 2015.				X

10.29	Amendment dated May 7, 2015 to First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.				X

10.30	Separation Agreement between Accelera Innovations, Inc. and Daniel Freemen dated as of May 8, 2015.				X

10.31	Amendment dated May 7, 2015 to Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care dated November 25, 2014.				X

10.32	Amendment dated May 10, 2015 to Asset Purchase Agreement by and among Accelera Innovations, Inc., Watson Health Care Inc. and Grace Affordable Nursing, Inc. dated November 25, 2014.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer				X

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer				X

101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2015

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

