Form 10-Q
period 2015-06-30
ACCELERA INNOVATIONS, INC.
filed 2015-08-19
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,964,605 shares of common stock, par value $.0001 per share, outstanding as of August 19, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)	(Restated)
ASSETS

Current Assets:
Cash	$324,006	$54,862
Accounts receivable, net	734,521	605,796
Due from shareholder	-	109,620
Prepaid expenses	2,950	6,026
Total current assets	1,061,477	$776,304

Property and equipment, net	9,519	6,381
Security deposit	1,805	1,805
TOTAL ASSETS	$1,072,801	$784,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Short-term notes payable	$1,025,012	$844,507
Subordinated unsecured note payable	4,550,000	-
Advances from related party	50,068	-
Accounts payable	283,672	88,689
Preferred stock subscription payable	-	793,892
Accrued expenses	266,994	226,099
Unearned revenue	957	957
Total current liabilities	6,176,703	1,954,144

Long-term subordinated unsecured note payable	-	4,550,000
TOTAL LIABILITIES	6,176,703	6,504,144

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 42,957,605 and 40,445,926 shares issued and outstanding at June 30, 2015 and December 31, 2014	4,296	4,046
Additional paid-in capital	51,787,983	41,712,345
Common stock issuable	1,566,412	1,566,412
Accumulated deficit	(58,462,613)	(49,002,457)
Total stockholders’ deficit	(5,103,902)	(5,719,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,072,801	$784,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$1,340,753	$639,604	$2,402,741	$1,317,333
Cost of revenues	372,008	627,150	780,845	1,021,216
Gross profit	968,745	12,454	1,621,896	296,117

Operating expenses:
General and administrative expenses	8,207,941	1,689,318	11,082,052	3,626,627
Total operating expenses	8,207,941	1,689,318	11,082,052	3,626,627
Loss from operations	(7,239,196)	(1,676,864)	(9,460,156)	(3,330,510)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(7,239,196)	(1,676,864)	(9,460,156)	(3,330,510)

Net loss from discontinued operations, net of tax	-	(23,638)		(175,875)

Net loss	$(7,239,196)	$(1,700,502)	$(9,460,156)	$(3,506,385)

Preferred stock dividend	9,396	-	9,396	-

Net loss attrtibuted to common stockholders	$(7,248,592)	$(1,700,502)	$(9,469,552)	$(3,506,385)

Weighted average shares outstanding - basic and diluted	42,293,512	3,000,000	41,447,368	34,382,522

Loss per share - basic and diluted
Continuing operations	$(0.17)	$(0.56)	$(0.23)	$(0.10)
Discontinued operations	$-	$(0.01)	$-	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(9,460,156)	$(3,506,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	629	-
Change in purchase price allocation		(65,911)
Stock options expense	3,038,649	3,050,000
Stock-based compensation	6,243,367
Offering cost for preferred stock subscription	141,430
Change in current assets and liabilities:
Accounts receivable	(128,725)	241,691
Prepaid expenses	3,076
Accounts payable	194,983
Accrued expenses	40,895	(6,392)
Net cash provided by (used in) operating activities	74,148	(286,997)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,767)	-
Net cash used in investing activities	(3,767)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	185,000	-
Payment on notes payable	(4,495)
Advances from related parties	18,258	-
Shareholder advances	-	328,224
Net cash provided by financing activities	198,763	328,224

NET INCREASE IN CASH	269,144	41,227

CASH, BEGINNING BALANCE	54,862	185,744

CASH, ENDING BALANCE	$324,006	$226,971

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$-	$1,201

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

Accelera is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company has acquired Behavioral Health Care Associates, Ltd. (“BHCA”) and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”) which offers personal care to patients in the Chicago, Illinois area.

2. NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Accelera was incorporated as a Delaware corporation on April 29, 2008. In 2015 and 2014, Accelera operated companies in the personal health care industry. Accelera operated out of three service centers serving counties in the Chicago, Illinois area. The condensed consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries, Behavioral Health and SCI Home Health. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. The results of the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

USE OF ESTIMATES – The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in these financial statements include allowance for doubtful accounts, the valuation of intangibles, valuation allowance for deferred taxes, estimated useful life of property and equipment and the fair value of stock and options issues for services and interest.

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

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

PREFERRED STOCK SUBSCRIPTION PAYABLE – During the years ended December 31, 2014 and 2013, an affiliate of the Company entered into subscription agreements with 13 investors. Pursuant to the terms of the subscription agreements, the affiliate agreed to issue shares of the Company’s 8% Convertible Preferred Stock that it was authorized to issue as of May 7, 2015. In exchange, the Company received aggregate proceeds from the investors of $652,462. Accordingly, the Company is obligated to issue an aggregate of 198,473 shares of 8% Convertible Preferred Stock to the investors with a stated value of $4.00 per share or an aggregate of $793,892. At June 30, 2015, net proceeds of $652,462 have been received by or on behalf of the Company and recorded as preferred stock subscription payable net of $141,430 of original issue discount related to such offering which amount was expensed. Upon obtaining the Certificate of Designation for the 8% Convertible Preferred Stock on May 7, 2015, the Company has included the aggregate amount of $793,892 of preferred stock as part of stockholders’ equity. Prior to May 7, 2015, the preferred stock subscription payable was included as a current liability.

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

FINANCIAL INSTRUMENTS - FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. These financial instruments include stock options granted to the officers in 2015 and 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified- retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity . The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this Update defer the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

3. BALANCE SHEET INFORMATION

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Accounts receivable	924,521	757,896
Less allowance for doubtful accounts	(190,000)	(152,100)
	$734,521	$605,796

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Furniture and fixtures	$5,100	$2,150
Office equipment	5,641	4,824
	10,741	6,974
Less accumulated depreciation	(1,222)	(593)
	$9,519	$6,381

Depreciation expense for the six months ended June 30, 2015 and 2014 was $629 and $0, respectively.

4. GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $58,462,613 as of June 30, 2015. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The events or circumstances that may prevent the accomplishment of our business objectives, include, with limitation, (i) the fact that, if the Company does not raise a minimum of $30,000,000 within the next 12 months to pay debts incurred in connection with the Company’s acquisition of BHCA, SCI, Traditions Home Care, Inc., Grace Home Health Care, Inc. and Watson Health Care, Inc. and Affordable Nursing, Inc.

The unaudited condensed consolidated interim financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

5. DISCONTINUED OPERATIONS

On December 31, 2014, the Company entered into a Separation Agreement with At Home Health Services LLC and All Staffing Services, LLC (“LLC’s) to terminate the purchase agreement entered into on December 13, 2013. The historical financial results of the LLC’s are reflected in the Company’s unaudited condensed consolidated interim financial statements and footnotes as discontinued operations for all periods presented.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Net sales	$175,844	$339,000
Operating loss	(23,638)	(175,875)
Loss before income taxes	(23,638)	(175,875)
Income tax expense	-	-
Loss from discontinued operations, net of tax	(23,638)	(175,875)

As for the six months ended June 30, 2015, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Separation Agreement.

6. ACQUISITION – BEHAVIORAL HEALTH CARE ASSOCIATES, LTD.

On November 20, 2013, Accelera executed a Stock Purchase Agreement (the “SPA”) and its wholly owned subsidiary, Accelera Healthcare Management Service Organization LLC (“Accelera HMSO”), executed an Operating Agreement with Blaise J. Wolfrum, M.D. and Behavior Health Care Associates, Ltd. (“BHCA”). Accelera acquired 100% of the 100,000 issued and outstanding shares of BHCA from Dr. Wolfrum. Accelera HMSO as a wholly owned subsidiary of Accelera will operate BHCA in accordance with the Operating Agreement. The SPA was amended as of May 30, 2014 and further amended on May 31, 2015.

Pursuant the SPA, the Company agreed to pay to Dr. Wolfrum a purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 is payable on September 30, 2015, $750,000 is payable on November 30, 2015, and $2,800,000 is payable on December 31, 2015. Prior to Dr. Wolfram’s receipt of the $1,000,000 payment, he has the right to cancel and terminate the SPA. In addition, as consideration for entering into various amendments to the SPA, the Company issued Dr. Wolfrum a total of 50,000 shares of our common stock which the Company agreed to register for resale upon completion of a public offering of its securities.

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

Pursuant to the Purchase Agreement, Accelera agreed to pay Gallagher or her assignee of $1,420,000, with the sum of $500,000 within ninety (90) days of the Initial Closing Date, the sum of $420,000 dollars within eight (8) months of the Initial closing Date, the aforementioned payments dates has been verbally extended until the Company receives financing. Furthermore, Accelera shall pay a sum equal to the Net Accounts Receivable, meaning the amount applicable to the Subject LLCs as of the Initial Closing Date equal to (a) the bank account balances plus (b) accrued accounts receivable balances, plus (c) a proration through the Initial Closing Date of the prepaid expenses, bonds, and licensing fees of the Subject LLCs, plus (d) an amount equal to the security deposit on the lease for the business address minus (d) the balance of the accounts payables of the Subject LLCs as of the Initial Closing Date. For the above purposes, the terms accounts receivable and accounts payable shall be determined in accordance with standard accounting principles within twelve (12) months of the Initial Closing Date and the sum of $500,000 dollars within eighteen (18) months of the Initial Closing Date. The Initial Closing Date was December 9, 2013, the Final Closing Date is June 12, 2015 at Gallagher’s office in Mokena, IL.

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

9. SHORT-TERM NOTES PAYABLES

On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, SCI, an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “AOK Note”) in favor of AOK in the aggregate principal amount of $500,000. The AOK Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. The amount has not been paid and as of June 30, 2015, the Company recorded the issuance of 278,389 shares of common stock to AOK at a value of $696,074.

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

On May 12, 2015, SCI entered into a loan agreement for $100,000. SCI is to make daily payment of $590.48 for 210 days. The balance outstanding on this loan at June 30, 2015 was $97,000. In addition, on June 8, 2015, SCI entered into a loan agreement for $50,000. SCI is to make daily payment of $535.71 for 126 days. The balance outstanding on this loan at June 30, 2015 was $49,005.

On May 28, 2015 the Company entered into a loan agreement for $35,000. The Company is to make daily payments of $184.73 for 252 days. The balance outstanding on this loan at June 30, 2015 was $34,500

10. COMMITMENTS

Planned Acquisition of Grace Home Health Care, Inc.

On November 25, 2014, the Company entered into a stock purchase agreement (the “Grace SPA”) with Grace Home Health Care, Inc. (“Grace”), a provider of home health care services, as well as Angelito D. Cadiente, and Loida F. Cadiente (collectively the “Grace Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all of their Grace shares, collectively representing all of the outstanding shares of common stock of Grace, as well as all of Grace’s assets, for an aggregate purchase price of $5,250,000 (the “Grace Purchase Price”). The Grace Purchase Price is to be paid by us as follows: $2,625,000 on or before January 15, 2015 (the “Grace Closing Date”), $1,312,500 six months after the Grace Closing Date, and $1,312,500.00 twelve months after the Grace Closing Date. However, the Company has the right to extend the Grace Closing Date by an additional forty-five (45) days, in order for its to secure the requisite funding, so long as the Company gives notice to the Grace Sellers on or before December 15, 2014. On June 15, 2015, the agreement was amended to extend the final closing until October 1, 2015 and issued 50,000 shares to the Grace Sellers as consideration for the extension. The Grace SPA contains customary representations and warranties and is subject to certain events of default.

The Company has also agreed to hire Angelo L. Cadiente as Grace’s Chief Executive Officer upon the Grace Closing Date. Under the terms of his proposed employment agreement, Mr. Cadiente will become the Chief Executive Officer for Grace for a period of three years beginning on the Grace Closing Date and pay him an annual base salary of $175,000 plus a bonus in an amount equal to 5% of the increase in Grace’s gross revenue from the base gross revenue earned in the previous year and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Grace from the base EBITDA of Grace in the previous year. In addition, Mr. Cadiente will be entitled to four weeks of vacation, twelve sick days and health benefits and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Cadiente is subject to a restriction on solicitation of Grace’s customers or clients following termination of his employment agreement for a period of one year. Since no consideration has been paid as of June 30, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of the assets of Watson Health Care, Inc. and Affordable Nursing, Inc.

On November 25, 2014, the Company entered into an asset purchase agreement (the “Watson-Affordable Nursing APA”) with Watson Health Care, Inc. (“Watson”) and Affordable Nursing, Inc. (“Affordable”) (Watson and Affordable are collectively referred to as the “Sellers”), providers of home health care services, pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their assets, for an aggregate purchase price of $3,000,000 (the “Watson-Affordable Purchase Price”). The Watson-Affordable Purchase Price will be paid by us as follows: $1,000,000 on or before January 15, 2015 (the “Watson-Affordable Closing Date”), $1,000,000 on or before six months after the Watson-Affordable Closing Date, and $1,000,000 on or before twelve months after the Watson-Affordable Closing Date. However, the Company has the right to extend the Watson-Affordable Closing Date by an additional sixty (60) days. The Watson-Affordable APA contains customary representations and warranties and is subject to certain events of default. In addition, Kevin Watson, the sole owner of Watson and Affordable and the Company will mutually agree to a transition period where Mr. Watson will work with Watson and Affordable to transition their operations to the Company. Further, the Company, Watson and Affordable will identify certain employees of Watson and Affordable who will enter into employment agreements with the Company. Since no consideration has been paid as of June 30, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of Traditions Home Care, Inc.

On January 5, 2015, the Company entered into a stock purchase agreement (the “Traditions SPA”) with Traditions Home Care, Inc. (“Traditions”), a provider of home health care services, as well as Sonny Nix and John Noah (collectively the “Sellers”), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their shares of Traditions, collectively representing all of the outstanding shares of common stock of Traditions, as well as all of Traditions’ assets, for an aggregate purchase price of $6,000,000 (the “Purchase Price”). The Purchase Price is to be paid by the Company as follows: $3,000,000 on or before June 30, 2015 (the “Closing Date”), $1,500,000 six months after the Closing Date, and $1,500,000 twelve months after the Closing Date. However, the Company has the right to extend the Closing Date by an additional forty-five (45) days, in order for it to secure the requisite funding, so long as the Company gives notice to the Sellers on or before March 1, 2015. The Traditions SPA contains customary representations and warranties, and is subject to certain events of default.

The Company has also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year. Since no consideration has been paid as of June 30, 2015, the acquisition is consider incomplete and not final. On July 6, 2015, the agreement was amended to extend the closing date to October 1, 2015.

Termination of Chief Financial Officer

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

The 500,000 shares of 8% Convertible Preferred Stock have the following the designations, rights, and preferences:

●	The state value of each share is $4.00.

●	Holders of shares of 8% Convertible Preferred Stock do not have any voting rights.

●	The shares pay quarterly dividends in arrears at the rate of 8% per annum and on each conversion date. Subject to certain conditions, the dividends are payable at our option in cash or such dividends shall be accreted to, and increase, the outstanding Stated Value.

●	Each share is convertible into shares of our common stock at a conversion price of $4.00 per share, subject to adjustment discussed below, and

●	The conversion price of the 8% Convertible Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of June 30, 2015.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 42,957,605 and 40,445,926 issued and outstanding shares as of June 30, 2015 and December 31, 2014, respectively.

The Company issued 2,511,679 shares for services and penalties at the fair value of $6,243,367 for the six months ended June 30, 2015.

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

The Company has estimated the value of common stock into which the options are exercisable at $4 per share for financial reporting purposes. This amount was determined based on the price our stock was sold for in past private placements, the minimum stock price required for listing on any Nasdaq market, and the amount also approximates a $85 million valuation for the entire Company, which is considered “micro-cap” by most equity analysts. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. When a majority of the stock options were issued, the Company’s common stock has not traded publicly, and no stock was traded in private markets either, except for privately negotiated sales to the founder and other private investors of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $3,038,649 and $3,050,000 for the six months ended June 30, 2015 and 2014, respectively, which were included in general and administrative expenses. As of June 30, 2015, there was $4,511,764 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.5 years.

The following is a summary of the outstanding options, as of June 30, 2015:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2013	4,849,000
Granted	2,060,000	$4.00	$0.0001	3.0
Exercised	0
Forfeited/Expires	(1,020,417)
Outstanding, December 31, 2014	5,888,583	4.00	0.0001	2.5
Granted	425,667	2.52
Exercised	0
Forfeited/Expires	(511,000)
Outstanding, June 30, 2015	5,803,250	3.89	0.0001	2.0
Exercisable, June 30, 2015	4,675,309	3.89	0.0001	1.3

Weighted average assumptions in the calculation of option value:

Risk-free interest rate	0.83%
Expected life of the options	4 years
Expected volatility	268%
Expected dividend yield	0%
Forfeiture rate	0%

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

Going Concern

Because we had $324,006 in cash at June 30, 2015, which is insufficient to fund our operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of At Home Health Services, LLC and All Staffing Services, LLC, discontinued operations (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three and six months ended June 30, 2015 and 2014:

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months		Dollar	Percentage
	June 30, 2015	June 30, 2014	Change	Change
Revenue	$1,340,753	$639,604	$701,149	109.6%
Cost of revenue	372,008	627,150	(255,142)	-40.7%
Gross profit	968,745	12,454	956,291	7678.6%
Total operating expenses	8,207,941	1,689,318	6,518,623	385.9%
Discontinued operations	0	(23,638)	23,638	-100.0%
Net loss	(7,239,196)	(1,700,502)	(5,538,694)	325.7%

Revenue

Total revenue increased by $701,149 to $1,340,753 for the three months ended June 30, 2015 compared to $639,604 in the same period in 2014. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $956,291 to $968,745 for the three months ended June 30, 2015 compared to $12,454 in the same period in 2014. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 increased by $6,518,623 to $8,207,941, compared to the same period in 2014 primarily as a result of shares of our common stock issued for services and penalties of $5,233,317 and stock based compensation of $1,893,241 in 2015 compared to stock based compensation of $1,650,000 in 2014. We expect a slight increase in our operating expenses as we continue to ramp up our acquisitions.

Net Loss

The net loss for the three months ended June 30, 2015 was $7,239,196, an increase of $5,538,694 compared to the same period in 2014, primarily as a result of the increases in expenses discussed above partially offset by an increase in revenues related to our acquisitions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months		Dollar	Percentage
	June 30, 2015	June 30, 2014	Change	Change
Revenue	$2,402,741	$1,317,333	$1,085,408	82.4%
Cost of revenue	780,845	1,021,216	(240,371)	-23.5%
Gross profit	1,621,896	296,117	1,325,779	447.7%
Total operating expenses	11,082,052	3,626,627	7,455,425	205.6%
Discontinued operations	0	(175,875)	175,875	-100.0%
Net loss	(9,460,156)	(3,506,385)	(5,953,771)	169.8%

Revenue

Total revenue increased by $1,085,408 to $2,402,741 for the six months ended June 30, 2015 compared to $1,317,333 in the same period in 2014. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $1,325,779 to $1,621,896 for the six months ended June 30, 2015 compared to $296,117 in the same period in 2014. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 increased by $7,455,425 to $11,082,052, compared to the same period in 2014 primarily as a result of shares of our common stock issued for services and penalties of $6,243,367 and stock based compensation of $3,038,649 in 2015 compared to stock based compensation of $3,050,000 in 2014. We expect a slight increase in our operating expenses as we continue to ramp up our acquisitions.

Net Loss

The net loss for the six months ended June 30, 2015 was $9,460,156, an increase of $5,953,771 compared to the same period in 2014, primarily as a result of the increases in expenses discussed above partially offset by an increase in revenues related to our acquisitions.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, our working capital deficit amounted to $5,115,226, an increase of $3,937,386 as compared to working capital deficit of $1,177,840 as of December 31, 2014. This increase is primarily a result of the classification of the $4,550,000 subordinated unsecured note payable from long-term to current based on the required principal payments offset by the reclassification of preferred stock subscription payable into equity as a result of us obtaining the certificate of designation so we could issue the preferred shares. Working capital at June 30, 2015 included primarily accounts receivable of $734,521, cash of $324,006 offset by current liabilities of $6,176,703.

Net cash provided by operating activities was $74,148 during the six months ended June 30, 2015 compared to net cash used in operating activities of $286,997 in the same period in 2014. The decrease in cash used in operating activities is primarily attributable to our increase in accounts payable and accrued expenses.

Net cash used in investing activities during the six months ended June 30, 2015 was $3,767 compared to $0 in the same period in 2014. The increase was a result of payment of purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2015 was $198,763 compared to $328,224 in the same period in 2014. The decrease is primarily a result of a reduction of shareholder advances of $328,224 offset by the issuance of notes payable of $185,000 and advances from related parties of $18,258.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss of $9,460,156 and at June 30, 2015, a working capital deficit, stockholders’ deficit and accumulated deficit of $5,115,226 and $58,462,613, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2015 we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of the period ended June 30, 2015, the Company issued 2,006,654 shares of its unregistered common stock for services with a fair value of $5,233,317. The issuance of the Company’s shares of common discussed above was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of that act.

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

Dated: August 19, 2015

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

