Form 10-Q
period 2015-09-30
ACCELERA INNOVATIONS, INC.
filed 2015-11-23
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,411,216 shares of common stock, par value $.0001 per share, outstanding as of November 23, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)	(restated)
ASSETS

Current Assets:
Cash	$280,807	$54,862
Accounts receivable, net	763,157	605,796
Due from stockholder	-	109,620
Prepaid expenses and other current assets	18,450	6,026
Total current assets	1,062,414	776,304

Property and equipment, net	9,204	6,381
Security deposit	1,805	1,805
TOTAL ASSETS	$1,073,423	$784,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Short-term notes payable	$986,111	$844,507
Subordinated unsecured note payable	4,550,000	-
Advances from related party	49,708	-
Accounts payable	325,450	88,689
Preferred stock subscription payable	-	793,892
Accrued expenses	372,232	226,099
Unearned revenue	957	957
Derivative liability	95,216	-
Total current liabilities	6,379,674	1,954,144

Long-term subordinated unsecured note payable	-	4,550,000
Convertible note, net of discount of $53,048	2,508	-
TOTAL LIABILITIES	6,382,182	6,504,144

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 44,161,216 and 40,445,926 shares issued and outstanding at September 30, 2015 and December 31, 2014	4,416	4,046
Additional paid-in capital	55,247,316	41,712,345
Common stock issuable	1,566,412	1,566,412
Accumulated deficit	(62,126,923)	(49,002,457)
Total stockholders’ deficit	(5,308,759)	(5,719,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,073,423	$784,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$1,179,998	$631,311	$3,582,739	$1,948,644
Cost of revenues	544,520	182,673	1,325,365	1,203,889
Gross profit	635,478	448,638	2,257,374	744,755

Operating expenses:
General and administrative expenses	3,590,638	3,715,285	13,889,675	7,341,912
Total operating expenses	3,590,638	3,715,285	13,889,675	7,341,912
Loss from operations	(2,955,160)	(3,266,647)	(11,632,301)	(6,597,157)

Other expense
Interest expense and financing costs	(704,782)	-	(1,487,797)	-
Change in fair value of derivative liability	(4,368)	-	(4,368)	-
Total operating expenses	(709,150)	-	(1,492,165)	-

Loss before provision for taxes	(3,664,310)	(3,266,647)	(13,124,466)	(6,597,157)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(3,664,310)	(3,266,647)	(13,124,466)	(6,597,157)

Net loss from discontinued operations, net of tax	-	(94,003)	-	(269,878)

Net loss	$(3,664,310)	$(3,360,650)	$(13,124,466)	$(6,867,035)

Preferred stock dividend	16,009	-	25,405	-

Net loss attributed to common stockholders	$(3,680,319)	$(3,360,650)	$(13,149,871)	$(6,867,035)

Weighted average shares outstanding - basic and diluted	43,734,541	34,380,022	42,218,137	32,380,439

Loss per share - basic and diluted
Continuing operations	$(0.08)	$(0.10)	$(0.31)	$(0.20)
Discontinued operations	$-	$(0.00)	$-	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(13,124,466)	$(6,867,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	944	-
Change in purchase price allocation	-	(65,911)
Goodwill impairment	-	692,668
Stock options expense	3,652,269	4,700,000
Shares issued for services	9,079,200	-
Amortization of debt discount	2,508	-
Change in fair value of derivative liability	4,368	-
Financing costs associated with convertible note	40,848	-
Offering cost for preferred stock subscription	141,430	-
Change in current assets and liabilities:
Accounts receivable	(157,361)	297,712
Prepaid expenses and other current assets	(12,424)	(3,785)
Income taxes payable	-	(12,000)
Accounts payable	236,761	50,174
Accrued expenses	146,133	97,210
Net cash used in operating activities	10,210	(1,110,967)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,767)	-
Advances to related parties	-	(35,793)
Net cash used in investing activities	(3,767)	(35,793)

FINANCING ACTIVITIES:
Proceeds from the sale of stock	10,000	1,566,412
Proceeds from convertible note	50,000	-
Proceeds from notes payable	250,000	-
Payment on notes payable	(108,396)	(8,041)
Advances from (payments to) related parties	17,898	96,586
Payments of due to stockholder	-	(419,084)
Shareholder advances	-	-
Net cash provided by financing activities	219,502	1,235,873

NET INCREASE IN CASH	225,945	89,113

CASH, BEGINNING BALANCE	54,862	185,744

CASH, ENDING BALANCE	$280,807	$274,857

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$-	$1,201

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. The results of the three and six month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

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

DERIVATIVE FINANCIAL INSTRUMENTS -- The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with a convertible note due to the conversion price being a percentage of the market price of the Company’s common.

PREFERRED STOCK SUBSCRIPTION PAYABLE – During the years ended December 31, 2014 and 2013, an affiliate of the Company entered into subscription agreements with 13 investors. Pursuant to the terms of the subscription agreements, the affiliate agreed to issue shares of the Company’s 8% Convertible Preferred Stock that it was authorized to issue as of May 7, 2015. In exchange, the Company received aggregate proceeds from the investors of $652,462. Accordingly, the Company is obligated to issue an aggregate of 198,473 shares of 8% Convertible Preferred Stock to the investors with a stated value of $4.00 per share or an aggregate of $793,892. The net proceeds of $652,462 have been received by or on behalf of the Company and recorded as preferred stock subscription payable net of $141,430 of original issue discount related to such offering which amount was expensed. Upon obtaining the Certificate of Designation for the 8% Convertible Preferred Stock on May 7, 2015, the Company has included the aggregate amount of $793,892 of preferred stock as part of stockholders’ equity. Prior to May 7, 2015, the preferred stock subscription payable was included as a current liability.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE RECOGNITION - Revenue related to services and administrative support services is recognized ratably at the time services have been performed and pre-approved by payer. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. These financial instruments include stock options granted to the officers in 2015 and 2014.

The Company uses Level 2 inputs for its valuation methodology for its derivative liability as its fair value was determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liability is adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At September 30, 2015, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 11):

		Fair Value Measurements at
	Fair Value	September 30, 2015
	As of	Using Fair Value Hierarchy
Description	September 30, 2015	Level 1	Level 2	Level 3

Derivative liability - conversion feature	$95,216	$-	95,216	-

Total	$95,216	$-	95,216	-

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s financial statements. Early adoption is permitted.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s financial statements.

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

3. BALANCE SHEET INFORMATION

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Accounts receivable	964,157	757,896
Less allowance for doubtful accounts	(201,000)	(152,100)
	$763,157	$605,796

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Furniture and fixtures	$5,100	$2,150
Office equipment	5,641	4,824
	10,741	6,974
Less accumulated depreciation	(1,537)	(593)
	$9,204	$6,381

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $944 and $0, respectively.

4. GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $62,126,923 as of September 30, 2015. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three and nine months ended September 30, 2014.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2014

Net sales	$212,697	$551,697
Operating loss	(94,003)	(269,878)
Loss before income taxes	(94,003)	(269,878)
Income tax expense	-	-
Loss from discontinued operations, net of tax	(94,003)	(269,878)

As for the nine months ended September 30, 2015, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Separation Agreement.

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

Pursuant the SPA, the Company agreed to pay to Dr. Wolfrum a purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 was payable on September 30, 2015, $750,000 is payable on November 30, 2015, and $2,800,000 is payable on December 31, 2015. Prior to Dr. Wolfram’s receipt of the $1,000,000 payment, he has the right to cancel and terminate the SPA. In addition, as consideration for entering into various amendments to the SPA, the Company issued Dr. Wolfrum a total of 50,000 shares of our common stock which the Company agreed to register for resale upon completion of a public offering of its securities. The payment due on September 30, 2015 of $1,000,000 has not been paid and the acquisition loan is currently in default. The Company is working with Dr. Wolfrum to amendment the payment of the $4,550,000 purchase price.

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

The Parties have agreed to resolve the disputes under the promissory note to Georgia Peaches, LLC as follows: (1) included in the term promissory note of $344,507 (interest at a rate of 11% per annum shall begin to accrue on this note beginning January 1, 2015 and will be due and payable at time of final payment according to the Payment Schedule of $25,000 on March 1, 2015 and $337,602 on June 1, 2015) is the delinquent principal and interest under the original promissory note with Georgia Peaches, LLC and (2) Purchaser shall issue 10,000 shares to the Rose M. Gallagher Revocable Trust dated November 30, 1994. The Company is in default of the promissory note and has a 90 day cure period. The Company paid $5,000 on April 8, 2015. The Company did not cured the default within the 90 cure period.

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

9. SHORT-TERM NOTES PAYABLES

Short-term notes payable at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014

At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	500,000
Note dated May 12, 2015 for $100,000; daily payment of $590.48 for 210 days	50,333	-
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	25,064	-
Note dated June 8, 2015 for $50,000; daily payment of $535.71 for 252 days	17,240	-
Note dated July 22, 2015 for $40,000; daily payment of $428.57 for 126 days	23,967	-
	$986,111	$844,507

(1) The Company entered into a $344,507 promissory note (the “Trust Note”) with the Rose. M Gallagher Revocable Trust (“Trust”) in conjunction with the Settlement Agreement (see Note 7). The Trust Note bears interest at 11.0% per annum. The first payment of $25,000 is due on March 1, 2015. The final principal and interest payment is due on June 1, 2015. The entire outstanding principal balance of Trust Note may be prepaid at any time, in whole or in part, without premium or penalty, and the interest accrued on the remaining principal balance shall be adjusted accordingly. The Company is in default of the Trust Note and has a 90 day cure period. The Company paid $5,000 on April 8, 2015.

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

(2) On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, SCI, an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “AOK Note”) in favor of AOK in the aggregate principal amount of $500,000. The AOK Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. On July 10, 2015, the Company and AOK entered in an amended note agreement whereby AOK loaned the Company an additional $25,000 and extended the due date of the note to September 30, 2015, and the Company agreed to issue an additional 500,000 shares of common stock for failing to pay the principal and interest on the loan when originally due. The Company recorded the issuance of 500,000 shares of common stock to AOK at a value of $1,360,907. The loan was not repaid on its extended due date and is currently in default.

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

10. CONVERTIBLE NOTE

On August 28, 2015, the Company issued a convertible note to an investor that provides for a maximum borrowing of $250,000. During the quarter ended September 30, 2015, the Company borrowed $55,556 under this convertible note. The convertible note (i) is unsecured, (ii) contains a 10% original issue discount (iii) is interest free for the first 90 days and 12% per annum thereafter, and (iv) is due on August 28,2017. The outstanding balance of under this convertible note is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the lowest trading price in the 25 trading days prior to the conversion.

Due to the variable conversion price associated with this convertible note, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception was calculated to be $90,848, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible note of $55,556 with the remaining $40,848 begin charge as a financing cost during the quarter ended September 30, 2015. The debt discount is being amortized over the term of the convertible note. The Company recognized additional interest expense of $2,508 during the quarter ended September 30, 2015 related to the amortization of the debt discount.

11. DERIVATIVE LIABILITY

The convertible note discussed in Note 10 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2015:

Stock price	$0.022
Risk free rate	0.64%
Volatility	325%
Conversion/ Exercise price	$0.0126
Dividend rate	0%
Term (years)	1.91

The following table represents the Company’s derivative liability activity for the period ended September 30, 2015:

Amount

Derivative liability balance, December 31, 2014	$-
Issuance of derivative liability during the period ended September 30, 2015	90,848
Change in derivative liability during the period ended September 30, 2015	4,368
Derivative liability balance, September 30, 2015	$95,216

12. COMMITMENTS

Planned Acquisition of Grace Home Health Care, Inc.

On November 25, 2014, the Company entered into a stock purchase agreement (the “Grace SPA”) with Grace Home Health Care, Inc. (“Grace”), a provider of home health care services, as well as Angelito D. Cadiente, and Loida F. Cadiente (collectively the “Grace Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all of their Grace shares, collectively representing all of the outstanding shares of common stock of Grace, as well as all of Grace’s assets, for an aggregate purchase price of $5,250,000 (the “Grace Purchase Price”). The Grace Purchase Price is to be paid by us as follows: $2,625,000 on or before January 15, 2015 (the “Grace Closing Date”), $1,312,500 nine months after the Grace Closing Date, and $1,312,500.00 twelve months after the Grace Closing Date. However, the Company has the right to extend the Grace Closing Date by an additional forty-five (45) days, in order for its to secure the requisite funding, so long as the Company gives notice to the Grace Sellers on or before December 15, 2014. On June 15, 2015, the agreement was amended to extend the final closing until October 1, 2015 and issued 50,000 shares to the Grace Sellers as consideration for the extension. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. The Grace SPA contains customary representations and warranties and is subject to certain events of default.

The Company has also agreed to hire Angelo L. Cadiente as Grace’s Chief Executive Officer upon the Grace Closing Date. Under the terms of his proposed employment agreement, Mr. Cadiente will become the Chief Executive Officer for Grace for a period of three years beginning on the Grace Closing Date and pay him an annual base salary of $175,000 plus a bonus in an amount equal to 5% of the increase in Grace’s gross revenue from the base gross revenue earned in the previous year and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Grace from the base EBITDA of Grace in the previous year. In addition, Mr. Cadiente will be entitled to four weeks of vacation, twelve sick days and health benefits and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Cadiente is subject to a restriction on solicitation of Grace’s customers or clients following termination of his employment agreement for a period of one year. Since no consideration has been paid as of September 30, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of the assets of Watson Health Care, Inc. and Affordable Nursing, Inc.

On November 25, 2014, the Company entered into an asset purchase agreement (the “Watson-Affordable Nursing APA”) with Watson Health Care, Inc. (“Watson”) and Affordable Nursing, Inc. (“Affordable”) (Watson and Affordable are collectively referred to as the “Sellers”), providers of home health care services, pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their assets, for an aggregate purchase price of $3,000,000 (the “Watson-Affordable Purchase Price”). The Watson-Affordable Purchase Price will be paid by us as follows: $1,000,000 on or before January 15, 2015 (the “Watson-Affordable Closing Date”), $1,000,000 on or before nine months after the Watson-Affordable Closing Date, and $1,000,000 on or before twelve months after the Watson-Affordable Closing Date. However, the Company has the right to extend the Watson-Affordable Closing Date by an additional sixty (60) days. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. The Watson-Affordable APA contains customary representations and warranties and is subject to certain events of default. In addition, Kevin Watson, the sole owner of Watson and Affordable and the Company will mutually agree to a transition period where Mr. Watson will work with Watson and Affordable to transition their operations to the Company. Further, the Company, Watson and Affordable will identify certain employees of Watson and Affordable who will enter into employment agreements with the Company. Since no consideration has been paid as of September 30, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of Traditions Home Care, Inc.

On January 5, 2015, the Company entered into a stock purchase agreement (the “Traditions SPA”) with Traditions Home Care, Inc. (“Traditions”), a provider of home health care services, as well as Sonny Nix and John Noah (collectively the “Sellers”), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their shares of Traditions, collectively representing all of the outstanding shares of common stock of Traditions, as well as all of Traditions’ assets, for an aggregate purchase price of $6,000,000 (the “Purchase Price”). The Purchase Price is to be paid by the Company as follows: $3,000,000 on or before September 30, 2015 (the “Closing Date”), $1,500,000 nine months after the Closing Date, and $1,500,000 twelve months after the Closing Date. However, the Company has the right to extend the Closing Date by an additional forty-five (45) days, in order for it to secure the requisite funding, so long as the Company gives notice to the Sellers on or before March 1, 2015. The Traditions SPA contains customary representations and warranties, and is subject to certain events of default.

The Company has also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year. Since no consideration has been paid as of September 30, 2015, the acquisition is consider incomplete and not final. On July 6, 2015, the agreement was amended to extend the closing date to October 1, 2015. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016.

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

13. STOCKHOLDERS’ DEFICIT

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

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of September 30, 2015.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 44,161,216 and 40,445,926 issued and outstanding shares as of September 30, 2015 and December 31, 2014, respectively.

The Company issued 3,710,290 shares for services and penalties at the fair value of $9,079,200 for the nine months ended September 30, 2015. In addition, the Company also issued 5,000 shares for cash proceeds of $10,000.

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

14. STOCK-BASED COMPENSATION

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $3,652,269 and $4,700,000 for the nine months ended September 30, 2015 and 2014, respectively, which were included in general and administrative expenses. As of September 30, 2015, there was $3,898,144 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.5 years.

The following is a summary of the outstanding options, as of September 30, 2015:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2013	4,849,000
Granted	2,060,000	$4.00	$0.0001	3.0
Exercised	0
Forfeited/Expires	(1,020,417)
Outstanding, December 31, 2014	5,888,583	4.00	0.0001	2.5
Granted	425,667	2.52
Exercised	0
Forfeited/Expires	(511,000)
Outstanding, September 30, 2015	5,803,250	3.89	0.0001	1.75
Exercisable, September 30, 2015	4,932,119	3.89	0.0001	1.05

Weighted average assumptions in the calculation of option value:

Risk-free interest rate	0.83%
Expected life of the options	4 years
Expected volatility	268%
Expected dividend yield	0%
Forfeiture rate	0%

15. RELATED PARTY TRANSACTIONS

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

Going Concern

Because we had $280,807 in cash at September 30, 2015, which is insufficient to fund our operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of At Home Health Services, LLC and All Staffing Services, LLC, discontinued operations (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three and nine months ended September 30, 2015 and 2014:

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months		Dollar	Percentage
	September 30, 2015	September 30, 2014	Change	Change
Revenue	$1,179,998	$631,311	$548,687	86.9%
Cost of revenue	544,520	182,673	361,847	198.1%
Gross profit	635,478	448,638	186,840	41.6%
Total operating expenses	3,590,638	3,715,285	(124,647)	-3.4%
Other expense	(709,150)	-	(709,150)	N/A
Discontinued operations	-	(94,003)	94,003	-100.0%
Net loss	(3,664,310)	(3,360,650)	(303,660)	9.0%

Revenue

Total revenue increased by $548,687 to $1,179,998 for the three months ended September 30, 2015 compared to $631,311 in the same period in 2014. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $186,840 to $635,478 for the three months ended September 30, 2015 compared to $448,638 in the same period in 2014. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 decreased by $124,647 to $3,590,638, compared to $3,715,285 during the same period in 2014. The percentage decrease of 3.4% was not significant.

Other Expenses

Total other expenses for the three months ended September 30, 2015 increased by $709,150 to $709,150, compared to $0 during the same period in 2014. The increase is due to shares being issued in 2015 as a penalty (additional interest expense) for not repaying a note payable when it became due.

Net Loss

The net loss for the three months ended September 30, 2015 was $3,664,310, an increase of $303,660 compared to $3,360,650 during the same period in 2014, as a result of factors described above.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months		Dollar	Percentage
	September 30, 2015	September 30, 2014	Change	Change
Revenue	$3,582,739	$1,948,644	$1,634,095	83.9%
Cost of revenue	1,325,365	1,203,889	121,476	10.1%
Gross profit	2,257,374	744,755	1,512,619	203.1%
Total operating expenses	13,889,675	7,341,912	6,547,763	89.2%
Other expense	(1,492,165)	-	(1,492,165)	N/A
Discontinued operations	0-	(269,878)	269,878	-100.0%
Net loss	(13,124,466)	(6,867,035)	(6,257,431)	91.1%

Revenue

Total revenue increased by $1,634,095 to $3,582,739 for the nine months ended September 30, 2015 compared to $1,948,644 in the same period in 2014. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $1,512,619 to $2,257,374 for the nine months ended September 30, 2015 compared to $744,755 in the same period in 2014. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 increased by $6,547,763 to $13,889,675, compared to $7,341,912 during the same period in 2014 primarily as a result of shares of our common stock issued for services.

Other Expenses

Total other expenses for the nine months ended September 30, 2015 increased by $1,492,165 to $1,492,165, compared to $0 during the same period in 2014. The increase is due to shares being issued in 2015 as a penalty (additional interest expense) for not repaying a note payable when it became due.

Net Loss

The net loss for the nine months ended September 30, 2015 was $13,124,466, an increase of $6,257,431 compared to $6,867,035 during the same period in 2014 as a result of factors described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, our working capital deficit amounted to $5,317,260, an increase of $4,139,420 as compared to working capital deficit of $1,177,840 as of December 31, 2014. This increase is primarily a result of the classification of the $4,550,000 subordinated unsecured note payable from long-term to current based on the required principal payments offset by the reclassification of preferred stock subscription payable into equity as a result of us obtaining the certificate of designation so we could issue the preferred shares. Working capital at September 30, 2015 included primarily accounts receivable of $763,157, cash of $280,807 offset by current liabilities of $6,379,674.

Net cash provided by operating activities was $10,210 during the nine months ended September 30, 2015 compared to net cash used in operating activities of $1,110,967 in the same period in 2014. The decrease in cash used in operating activities is primarily attributable to our increase in accounts payable and accrued expenses.

Net cash used in investing activities during the nine months ended September 30, 2015 was $3,767 compared to $35,793 in the same period in 2014. During the nine months ended we purchased property and equipment for $3,767 and during the nine months ended September 30, 2014, we advanced $35,793 to a related party.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $219,502 compared to $1,235,873 in the same period in 2014. The decrease is primarily a result of a reduction of the proceeds from sale of stock offset by a reduction of payment to stockholder.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss of $13,124,466 and at September 30, 2015, a working capital deficit, stockholders’ deficit and accumulated deficit of $5,317,260 and $62,126,923, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2015 we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of the period ended September 30, 2015, the Company issued 1,198,611 shares of its unregistered common stock for services with a fair value of $2,835,833 and issued 5,000 shares of its unregistered common stock for cash proceeds of $10.000. The issuances of the Company’s shares of common discussed above was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, the Company’s Board of Directors determined that the Company’s financial statements included in its quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014 and its annual report on Form 10-K for the year ended December 31, 2014 (collectively, the “Financial Statements”) could not be relied on.

The Financial Statements contained errors related to (i) issuances of the Company’s common and preferred stock, the receipt of funds related to these issuances and the accounting for the use of the proceeds from these sales in each of the periods covered by the Financial Statements disclosed above, (ii) disclosure of a related party transactions, and (iii) the valuation of shares of the Company’s common stock issued as compensation.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation, governmental investigations and rescission by the investors who purchased our securities in fiscal 2013. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs.

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

Dated: November 23, 2015

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

