Form 10-Q/A
period 2015-09-30
ACCELERA INNOVATIONS, INC.
filed 2015-11-25
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 of Accelera Innovations, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 23, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed or Furnished Herewith

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

3.4	Certificate of Designations of 8% Convertible Preferred Stock	8-K	3.4	5/13/2015

10.1	Subscription Agreement by and among Accelera Innovations, Inc. and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among Accelera Innovations, Inc. and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among Accelera Innovations, Inc. and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among Accelera Innovations, Inc. and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among Accelera Innovations, Inc. and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among Accelera Innovations, Inc. and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between Accelera Innovations, Inc. and holder of common stock of Accelera Innovations, Inc.	S-1	10.5	05/22/2012

10.10	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Behavioral Health Care Associates Ltd	8-K	10.1	12/02/2013

10.11	Operating Agreement by and among Accelera Innovations, Inc. and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among Accelera Innovations, Inc. and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among Accelera Innovations, Inc. and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among Accelera Innovations, Inc. and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among Accelera Innovations, Inc. and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel P. Gallagher as Director of Marketing and Business Development at At Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among Accelera Innovations, Inc. and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among Accelera Innovations, Inc. and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among Accelera Innovations, Inc. and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care. Employment Agreement by and among Accelera Innovations, Inc. and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among Accelera Innovations, Inc. and Watson Health Care Inc. and Affordable Nursing, Inc. dated November 25, 2014.	8-K	10.2	12/04/2014

10.28	Amendment to Purchase Agreement between Accelera Innovations, Inc. and Traditions Home Health Care Inc. dated January 5, 2015.

10.29	Amendment dated May 7, 2015 to First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.

10.30	Separation Agreement between Accelera Innovations, Inc. and Daniel Freemen dated as of May 8, 2015.

10.31	Amendment dated May 7, 2015 to Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care dated November 25, 2014.

10.32	Amendment dated May 10, 2015 to Asset Purchase Agreement by and among Accelera Innovations, Inc., Watson Health Care Inc. and Grace Affordable Nursing, Inc. dated November 25, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 25, 2015

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)