Form 10-Q/A
period 2013-03-31
ACCELERA INNOVATIONS, INC.
filed 2016-04-21
CIK 1444144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53392

Accelera Innovations, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2517763
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20511 Abbey Drive, Frankfort, Illinois	60423
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (866) 866-0758

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2013, there were 21,511,812 shares of the registrant’s common stock outstanding. As of April 8, 2016, there were 46,713,716__ shares of the registrant’s common stock outstanding.

Accelera Innovations, Inc.

- INDEX -

Explanatory Note

This quarterly report on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q of Accelera Innovations, Inc. (the “Company”) for the three months ended March 31, 2013, as originally filed with Securities and Exchange Commission (the “SEC”) on May 20, 2013 (the “Original Filing”), and restates certain financial information presented therein. This Form 10-Q/A is being filed to:

1.	Restate the following unaudited financial statements of the Company contained in Part I, Item 1, each in its entirety: (a) condensed balance sheet as of March 31, 2013, and (b) condensed statements of cash flows for the three months ended March 31, 2013 and for the cumulative period from inception (April 29, 2008) to March 31, 2013,

2.	Amend the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended March 31, 2013,

3.	Amend disclosure regarding the Company’s sales of unregistered securities during the period ended March 31, 2013,

4.	Amend the cover page to the Form 10-Q, and

5.	Correct certain typographical errors.

As previously disclosed in the Company’s current report on Form 8-K filed with the SEC on July 21, 2015, the Company’s Board of Directors determined that the Company’s financial statements included in: (i) its quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013, (ii) its annual report on Form 10-K for the year ended December 31, 2013, (iii) its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014, and (iv) its annual report on Form 10-K for the year ended December 31, 2014 (collectively, the “Financial Statements”) could not be relied on.

The Financial Statements contained errors related to (i) issuances of the Company’s preferred stock, the receipt of funds related to these issuances and the accounting for the use of the proceeds from these sales in each of the periods covered by the Financial Statements disclosed above, (ii) disclosure of a related party transactions, and (iii) the valuation of shares of the Company’s common stock issued as compensation.

As more fully described in the unaudited financial statements contained herein, management determined that previously issued unaudited financial statements for the three months ended March 31, 2013 contained an error, which was non-cash in nature, relating to the issuance of Company preferred stock, the receipt of funds related to such issuance and the accounting for the use of proceeds from such sale. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error on the unaudited financial statements for the three months ended March 31, 2013 was material. On July 20, 2015, after review by the Company’s independent registered public accounting firm, the Company’s Board of Directors concluded that the Company should restate its unaudited financial statements for the three months ended March 31, 2013 to reflect the correction of the previously identified error in the unaudited financial statements for this period.

Except as set forth above, no other information in the Original Filing is amended hereby. This Amended Filing speaks as of the date of the Original Filing and does not reflect any other events occurring after the date of the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amended Filing as Exhibits 31.1 and 32.1, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERA INNOVATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited) (Restated)	(audited)
ASSETS
Current Assets
Cash	$10	$-
Due from shareholder	194,248
Total Current Assets	194,258	-

TOTAL ASSETS	$194,258	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Preferred stock subscription payable	194,248
Total Current Liabilities	194,248	-

TOTAL LIABILITIES	194,248	-

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 authorized; $0.0001 par value 21,511,812 shares and 21,311,812 shares issued and outstanding as of March 31, 2013 and December 31, 2012 respectively	2,151	2,131
Additional paid in capital	7,037,614	5,287,534
Accumulated deficit during development stage	(7,039,755)	(5,289,665)
Total Stockholders’ Equity	10	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,258	$-

The accompanying notes are an integral part of these condensed financial statements.

ACCELERA INNOVATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			April 29, 2008
	Three Month Periods Ended		(inception)
	March 31,		through
	2013	2012	March 31, 2013

Revenues	-	-	-

EXPENSES
Operating Expenses
General and administrative	$1,750,090	$33,391	$7,039,755
Total operating expenses	1,750,090	33,391	7,039,755

NET LOSS	$(1,750,090)	$(33,391)	$(7,039,755)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,505,145	20,567,625

The accompanying notes are an integral part of these condensed financial statements.

ACCELERA INNOVATIONS, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Restated)

			April 29, 2008
	For the Year Ended		(inception)
	March 31,		through
	2013	2012	March 31, 2013
	(Restated)
OPERATING ACTIVITIES:
Net loss	$(1,750,090)	$(33,391)	$(7,039,755)
Adjustment to reconcile net loss to net cash used in operations:
Stock based compensation	1,750,000	-	6,750,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-

Net Cash used in Operating Activities	(90)	(33,391)	(289,755)

FINANCING ACTIVITIES:
Proceeds from common stock issuance	-	27,650	253,250
Purchase of treasury stock	-	-	(300)
Shareholder advances	100	27	36,815
Net Cash Provided by Financing Activities	100	27,677	289,765

Net increase (decrease) in cash	10	(5,714)	10
Cash, beginning of period	-	5,874	-
Cash, end of period	$10	$160	$10

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from issuance of preferred stock deposited into Synergistic Holdings, LLC	$194,248	$-	$194,248
Common shares issued for cashless exercise of stock options	$20	$-	$95
Forgiveness of debt by shareholder	$100	27	$20,460

The accompanying notes are an integral part of these condensed financial statements.

Accelera Innovations, Inc.

(A Development Stage Corporation)

Notes to Condensed Unaudited Financial Statements

(Restated)

1. Background Information

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (the “Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

On June 13, 2011, Synergistic Holdings, LLC (“Synergistic”) agreed to acquire 17,000,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,750,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Synergistic owned 93.15% of the Company’s 18,250,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6.85% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company.

On October 18, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and change its name from Accelerated Acquisition IV, Inc. to “Accelera Innovations, Inc.”

The Company is a healthcare service company that will initially focus on its sole asset that was licensed to the Company by Synergistic, a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that improves the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This relevant data is intended to serve as the backbone for self-management tools that will allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the mostly costly disease states. This is accomplished through the proprietary technology, which is intended to identify and measure the severity of high/low stratification of the sickness level based upon evidence-based clinical and medical rules and delivers best-of-breed tools to insurance companies, doctors, hospitals, and employers.

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

PREFERRED STOCK SUBSCRIPTION PAYABLE – During the period ended March 31, 2013, the Company’s affiliate received cash proceeds of $194,248 from investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations to the State of Delaware, and the proceeds were deposited directly into the bank account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of March 31, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

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

During the period ended March 31, 2013, the Company’s affiliate received cash proceeds of $194,248 from investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations to the State of Delaware, and the proceeds were deposited directly into the bank of account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of March 31, 2013.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the three months ended March 31, 2013, the year ended 2012 and 2011 was $6,750,000. The Company recognized stock-based compensation expense of $1,750,000, 5,000,000 and $0 during the three months ended March 31, 2013, year ended 2012 and 2011, respectively, which were included in general and administrative expenses. As of March 31, 2013, there was $13,000,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of approximately 3.5 years.

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

6. Restatement of Previously Issued Unaudited Condensed Financial Statements

As previously disclosed in the Company’s current report on Form 8-K filed with the SEC on July 21, 2015, the Company’s Board of Directors determined that the Company’s financial statements included in (i) its quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013, (ii) its annual report on Form 10-K for the year ended December 31, 2013, (iii) its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014, and (iv) its annual report on Form 10-K for the year ended December 31, 2014 (collectively, the “Financial Statements”) could not be relied on.

The Financial Statements contained errors related to (i) issuances of the Company’s preferred stock, the receipt of funds related to these issuances and the accounting for the use of the proceeds from these sales in each of the periods covered by the Financial Statements disclosed above, (ii) disclosure of a related party transactions, and (iii) the valuation of shares of the Company’s common stock issued as compensation.

As more fully described in the unaudited financial statements contained herein, management determined that previously issued unaudited financial statements for the three months ended March 31, 2013 contained an error, which was non-cash in nature, relating to the issuance of Company preferred stock, the receipt of funds related to such issuance and the accounting for the use of proceeds from such sale. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error on the unaudited financial statements for the three months ended March 31, 2013 was material. On July 20, 2015, after review by the Company’s independent registered public accounting firm, the Company’s Board of Directors concluded that the Company should restate its unaudited financial statements for the three months ended March 31, 2013 to reflect the correction of the previously identified error in the unaudited financial statements for this period.

In order to reflect the error described herein, the Company restated the following unaudited financial statements of the Company, each in its entirety: (a) condensed balance sheet as of March 31, 2013, and (b) condensed statements of cash flows for the three months ended March 31, 2013 and for the cumulative period from inception (April 29, 2008) to March 31, 2013. There was no impact to our statement of operations or actual cash balances as a result of this error, and this error does not change net cash flows from operating activities, investing activities, and financing activities.

During the period ended March 31, 2013, the Company’s affiliate received cash proceeds of $194,248 from investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations with the State of Delaware, and the proceeds were deposited directly into the bank account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of March 31, 2013.

After a detailed review of the facts, the Company has concluded that the common stock and preferred stock to be issued as of March 31, 2013 should have been recorded in the financial statements for the three months ended March 31, 2013.

The following tables present the restated items for the applicable date.

ACCELERA INNOVATIONS, INC.

CONDENSED BALANCE SHEET

AS OF MARCH 31, 2013

	As Originally	Amount of
	Presented	Restatement	As Restated

ASSETS

Current Assets:
Cash	$10	$-	$10
Due from stockholder	-	194,248	194,248
Total current assets	10	194,248	194,258

TOTAL ASSETS	$10	$194,248	$194,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$-	$-	$-
Preferred stock subscription payable	-	194,248	194,248
Total current liabilities	-	194,248	194,248

TOTAL LIABILITIES	-	194,248	194,248

STOCKHOLDERS’ DEFICIT
Preferred stock	-	-	-
Common stock	2,151	-	2,151
Additional paid-in capital	7,037,614	-	7,037,614
Accumulated deficit	(7,039,755)	-	(7,039,755)
Total stockholders’ deficit	10	-	10
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10	$194,248	$194,258

ACCELERA INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2013

	As Originally	Amount of
	Presented	Restatement	As Restated

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	1,750,090	-	1,750,090
Total operating expenses	1,750,090	-	1,750,090

Net loss	$(1,750,090)	$-	$(1,750,090)

Basic and diluted loss per share	$(0.08)		$(0.08)

Weighted average number of shares outstanding	21,505,145		21,505,145

ACCELERA INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTH PERIOD ENDED MARCH 31, 2013

	As Originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$(1,750,090)	$-	$(1,750,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,750,000	-	1,750,000
Change in current assets and liabilities:
Accounts payable and accrued expenses	-	-	-
Net cash used in operating activities	(90)	-	(90)

FINANCING ACTIVITIES:
Shareholder advances	100	-	100
Net cash provided by financing activities	100	-	100

NET INCREASE IN CASH	10	-	10

CASH, BEGINNING OF PERIOD	-	-	0

CASH, END OF PERIOD	$10	$-	$10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock deposited into Synergistic Holdings, LLC	$-	$194,248	$194,248
Common shares issued for cashless exercise of stock options	$20	$-	$20
Forgiveness of debt by shareholder	$100	$-	$100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accelera Innovations, Inc. (“we”, “our”, “us” “Accelera” or the “Company”), a Delaware corporation, is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder Synergistic Holdings, LLC (“Synergistic”), a privately-held company organized under the laws of Illinois to further develop, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software (“Accelera Technology”) that is intended to provide interoperable technology improving the quality of care while reducing the cost .

Results of Operations

For the three months ending March 31, 2013, the Company had no revenues and incurred general and administrative expenses of $1,750,090.

For the period from inception (April 29, 2008) through March 31 2013, the Company had no activities that produced revenues from operations and had a net loss of $(7,039,755), mostly due to employee stock based compensation expenses, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) in August 2008, the filing of the Company’s registration statement on Form S-1 with the SEC in May 2012 and other related compliance matters.

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

The estimated value of stock based compensation for our executive officers was based on the employment agreements with John F. Wallin, our Chief Executive Officer, James R. Millikan, our Chief Financial Officer, Cynthia Boerum, our Chief Strategic Officer and Patrick Custardo, our Chief Acquisitions Officer which provide for 1,750,000, 1,000,000, 1,000,000 and 1,000,0,00 stock options, respectively. The stock option shall vest with respect to 20% of the total number of shares which are the subject of the option immediately after the effective date of the agreement April 26, 2012 and January 3, 2013 for Mr. Custardo, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable. Options have been valued using the Black-Scholes Model, which was not materially different than the shares current valuation, for a total compensation value to be recognized over the vesting term of the agreement, in the amount of $19,000,000. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of the company, Accelera Innovations, Inc., for which the options are exercisable. The actual value of our common stock may turn out to be much higher or lower than estimated amount, due to the lack of any reliable data on the Company’s current valuation. Our common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to current investor, the founder of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered with the Securities and Exchange Commission; therefore if any stock were to be sold the Company would need to do so under an effective registration statement or under an applicable exemption from registration. With the limited data points available to the Company and its board of directors regarding the Company’s valuation, we have estimated the value of common stock at $4 per share for financial reporting purposes. This amount was determined based on the minimum stock price required for listing on any Nasdaq market, and it closely approximates a $85 million valuation for the entire Company (considered “micro-cap” by most equity analysts), which we do not believe unreasonable for a development stage company with product ready for market. Each $1 change in estimated per-share value of our common stock would change the estimated stock-based compensation expense as reported for the three months ending March 31, 2013 by approximately $437,500, so that a $3 estimated value for Company’s common stock ($1 less per share) would result in lower general and administrative expenses and a higher estimated value for the Company’s common stock would higher general and administrative expenses. Due to the lower exercise price offered to our executive offers in their employment contracts ($0.0001 per share, since they are currently not receiving any cash compensation) as compared to the estimated value for financial reporting purposes, the stock price volatility, stock option term and interest rate assumptions do not have a significant impact on the estimated value of the options as they would if the options were granted at market price. As noted above, the actual value of our common stock may turn out to be much higher or lower than the amount estimated for financial reporting purposes, due to the current lack of any reliable data on the Company’s current valuation.

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

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Company had a total of $10 and $0 in assets, respectively and the Company has no liabilities as of March 31, 2013 and December 31, 2012, respectively. The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2013 and 2012:

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

During the period ended March 31, 2013, the Company’s affiliate received cash proceeds of $194,248 from investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations to the State of Delaware, and the proceeds were deposited directly into the bank account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of March 31, 2013.

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

Plan of Operations

The Company is a healthcare service company which will initially focus on its technology assets that were licensed to the Company by our majority shareholder, Synergistic, a privately-held company organized under the laws of Illinois, pursuant to which the Company was granted a thirty (30) year exclusive, non-transferrable worldwide license for the Accelera Technology, a proprietary Internet-based, software platform that is fully functional in its current state and is designed to provide interoperable technology that is intended to improve the quality of care while reducing the cost as described below.

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

Patient Portal - Consumer-facing internet-based technology that is designed to encompass the following:

●	Connect between patient and provider through a fully secure two-way Patient Portal, including After Visit Summaries, patient messaging and care plan adherence alerts based on relevant health care protocols

●	Display relevant patient and care plan information in easy-to-understand onscreen and printable displays for patients and triaged formatting for caregivers.

●	Provide patient behavior modifications self-management modules

●	Allow third party access into the patient portal

●	Create Personal Health Records (PHR) that are personalized based on patient condition for patient care and messaging

Self-Management Disease Modules - Provider and Consumer-facing internet-based technology that is designed to encompass the following:

●	Interactive disease management tools that focus on chronic health conditions. It is designed to include content indexed to specific triggers within a disease state

●	Personalized based on National Drug Code (NDC), and Current Procedural Terminology (CPT4) codes

●	Proprietary messaging based on CMS Medicare/Medicaid established triggers

●	Valid and reliable behavioral health triggers that facilitate care plan adherence and compliance

Provider Portal - Provider-facing internet-based technology that is designed to encompass the following:

●	Dashboard access to Patient Portal inputs at the patient level

●	Summary access to disease management adherence & compliance messaging alerts

●	Direct input into patient health records

●	Direct recommendations to the patient

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

In order to meet our need for cash we are attempting to raise money from the primary offering. There is no assurance that we will be able to raise enough money through the primary offering to stay in business. Whatever money we do raise, will be applied first to costs of this offering and then to deploy the Company’s licensed technology. If we do not raise all of the money we need from the primary offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or director or others. Our director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through the primary offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease business entirely.

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

We expect to use the proceeds from our offering for infrastructure and software, sales and marketing, employee compensation, legal fees, accounting fees, rent and other payables to deploy our technology. The Company’s technology platform is fully functional in its current state and is anticipated to be marketed into metropolitan markets with an estimated expenditure of approximately $16 million through December 31, 2013, and approximately $19 million through December 31, 2014 for general corporate purposes, for which proceeds we have an estimated plan. In detail, over the first twelve months after financing it is estimated that the Company will utilize an estimated $24 million of the offering for the following milestones: Infrastructure; Transfer our licensed software technology from internal Company servers to a data center facility with redundant backup systems, it is estimated this will take three months at an estimated cost of $3 million and an estimated $250,000 per month thereafter for expansion and service fees totaling $5.2 million over the first twelve months from financing. Software Fees: Under our Licensing Agreement with Synergistic, the Company is to pay $5 million on July 13, 2012 that was verbally extended by Synergistic to July 13, 2013 and $7.5 million on April 13 2014 for a total of $12.5 million in licensing fees over the next twelve months. Sales and Marketing: The Company intends to provide its cloud based healthcare services through monthly or yearly subscription agreements (“Software-as-a-Service” also known as “SaaS”) to the healthcare industry. It is estimated that the Company will grow from the current three full time employees marketing the product to twenty-three within the next six months including management, advertising, tradeshows and travel expenses at an estimated cost of 2.2 million and growing to fifty-seven people including management and all sales and marketing activity within the next twelve months totaling an estimated cost of $5.3 million. Legal fees, Accounting fees, Rent and other payables: The Company estimates these fees to be an estimated $950,000 over the next twelve months. The above mentioned expenditures meet the Company’s requirement under the Licensing Agreement to advance the licensed technology as agreed.

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

Our business may not materialize in the event we are unable to execute on our plan described in our prospectus. The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that, if we do not raise a minimum of US $5,000,000 of additional funding by July 13, 2013, an additional $7,500,000 by April 13, 2014, an additional $10,000,000 April 13, 2015 and an additional $7,500,000 by April 13, 2016 equaling the minimum funding requirement of $30,000,000 for the deployment of its licensed technology over the next three years we will lose the rights to the licensed technology, (ii) If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services. (iii) If we are forced to reduce our prices, our business, financial condition and results of operations could suffer, (iv) we are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations , (v) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure approvals and other governmental clearances necessary to carry out the Company’s deployment and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

We had $10 in cash reserves as of March 31, 2013. Until we actually commence our deployment program, our monthly cash requirements are minimal.

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

During the period ended March 31, 2013, the Company’s affiliate received cash proceeds of $194,248 from outside investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations with the State of Delaware, and the proceeds were deposited directly into the bank account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were ineffective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended March 31, 2013, the Company’s affiliate received cash proceeds of $194,248 from outside investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations with the State of Delaware, and the proceeds were deposited directly into the bank account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed or Furnished Herewith

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

3.4	Certificate of Designations of 8% Convertible Preferred Stock	8-K	3.4	5/13/2015

10.1	Subscription Agreement by and among Accelera Innovations, Inc. and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among Accelera Innovations, Inc. and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among Accelera Innovations, Inc. and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among Accelera Innovations, Inc. and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among Accelera Innovations, Inc. and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among Accelera Innovations, Inc. and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between Accelera Innovations, Inc. and holder of common stock of Accelera Innovations, Inc.	S-1	10.5	05/22/2012

10.10	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Behavioral Health Care Associates Ltd	8-K	10.1	12/02/2013

10.11	Operating Agreement by and among Accelera Innovations, Inc. and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among Accelera Innovations, Inc. and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among Accelera Innovations, Inc. and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among Accelera Innovations, Inc. and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among Accelera Innovations, Inc. and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel P. Gallagher as Director of Marketing and Business Development at At Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among Accelera Innovations, Inc. and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among Accelera Innovations, Inc. and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among Accelera Innovations, Inc. and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care. Employment Agreement by and among Accelera Innovations, Inc. and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among Accelera Innovations, Inc. and Watson Health Care Inc. and Affordable Nursing, Inc. dated November 25, 2014.	8-K	10.2	12/04/2014

10.27	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Traditions Home Health Care, Inc. Employment by and among Accelera Innovations, Inc. and Sonny Nix as CEO of the Accelera business unit Traditions Home Health Care.	8-K	10.1	01/09/2015

10.28	Amendment to Purchase Agreement between Accelera Innovations, Inc. and Traditions Home Health Care Inc. dated January 5, 2015.	10-Q	10.28	11/23/2015

10.29	Amendment dated May 7, 2015 to First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.	10-Q	10.29	11/23/2015

10.30	Separation Agreement between Accelera Innovations, Inc. and Daniel Freemen dated as of May 8, 2015.	10-Q	10.30	11/23/2015

10.31	Amendment dated May 7, 2015 to Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care dated November 25, 2014.	10-Q	10.31	11/23/2015

10.32	Amendment dated May 10, 2015 to Asset Purchase Agreement by and among Accelera Innovations, Inc., Watson Health Care Inc. and Grace Affordable Nursing, Inc. dated November 25, 2014.	10-Q	10.32	11/23/2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer				X

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer				X

101.INS	XBRL Instance				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2016

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

