Form 10-K
period 2015-12-31
ACCELERA INNOVATIONS, INC.
filed 2016-08-12
CIK 1444144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-53392

ACCELERA INNOVATIONS, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20511 Abbey Drive Frankfort, Illinois	60423
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer [ ]	Smaller Reporting Company
[ ]	[ ]	(Do not check if a smaller reporting company)	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $3.00 on June 30, 2015.

As of August 3, 2016 there were 45,713,716 shares of the registrant’s common stock outstanding.

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

We will not be able to commercialize the Accelera Technology without additional capital. If we do not raise additional funds of at least $55 million for the advancement of the Accelera Technology over the next three years, we will lose our rights to the technology. We will require significant additional financing in order to meet the milestones and requirements of its business plan and avoid discontinuation of the license. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of our offering to include the global market. We intend to seek an aggregate of $55 million in 2016 through the sale of equity or convertible debt securities and were unable to raise a sufficient amount of capital in 2015. The issuance of these securities will dilute existing shareholders’ interests in the Company. The Company intends to approach hedge funds, venture capital groups, private investment groups and other institutional investment groups in its efforts to achieve future funding.

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

We provide billing, practice management and administrative services to doctors and other clinicians who provide services to, nursing homes and individual clients. In support of the billing and practice management services, we provide in-house Psychiatric evaluations, complete neuropsychological testing, assessments and treatment services, counseling and medication management. Furthermore, we provide comprehensive laboratory services including EKG, Drug Screens, blood work ups and sleep lab evaluation. Detoxification services include alcohol and all drugs and substances with directorship to methadone maintenance programs. We also provide Military Entrance Processing Station (MEPS) screenings and performs research trials as a contracted site for several pharmaceutical firms.

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

Accelera HIS

The Accelera Hospital Information System solution automates the operation of individual departments and their respective functions within the inpatient environment. These hospital-based transaction and decision support systems form the core of systems that in conjunction with other tools designed to directly support clinical decision making, help streamline the care process over the continuum of care. They include applications for patient care, laboratory, pharmacy, radiology, surgery, materials management, emergency department, financials and management decision support.

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

Target Market Segment Strategy

Accelera will work to align communication protocols so acute and post-acute care providers can communicate as seamlessly as possible. These protocols guide providers in discussing patient status, particularly when a patient’s condition changes. Clear channels of communication, a common approach for discussing patients and the information technology infrastructure to exchange clinical information are helping reduce readmissions and emergency department visits. Referring or attending providers feel more comfortable providing clinical guidance to Post Acute Care staff instead of requesting that the patient be sent to the emergency room. According to Brown-Wilson’s Black Book Rankings Survey, the annual healthcare spending in 2015 soared to $3.5 trillion; medical errors cost $19.5 billion a year. Providers understand the need for technology to lower the cost of care and mitigate risk.

As policy changes place more accountability for the selection of the most appropriate Post-Acute Care setting on referring providers, it will be increasingly important to support these providers in making the best choices for patients. As a first step, referring providers need more information on available Post-Acute Care options and data indicating the unique clinical capacities and quality outcomes for Post-Acute Care providers in the community. Once an individual patient has been admitted to the appropriate Post-Acute Care setting, acute-care clinicians need access to complete patient data that can be shared across settings, including from the Post-Acute Care setting back to the referring provider. Many of these data-sharing goals require a robust health information technology infrastructure that some facilities are just beginning to build. A Common Assessment Tool Could Help Providers Make the Best Decisions for Patients Policymakers and providers agree on the need for a single assessment tool that uses common data metrics for all Post acute Care settings. A uniform tool could not only help providers and patients work together to select the most appropriate Post-Acute Care setting and encourage efficient data sharing among providers, but also could improve data analysis. Currently, each Post-Acute Care setting has its own methods and tools for admitting and discharging.

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

Practice Management Competitors

Allscripts, eClinicalworks & Epic Systems Corporation focus their business on the practice side of the equation. Recently, these companies are bundling patient module which a patient logs onto the system to access patient data.

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

The Investment Agreement also contains customary representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject or a contractual standard of materiality different from what a shareholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts. Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the Securities and Exchange Commission (the “SEC”).

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

TerminationAgreement with Blaise J. Wolfrum, MD

Accelera Innovations, Inc. (the “Company”), Blaise J. Wolfrum, M.D. (the “Seller”), and Behavioral Health Care Associates, Ltd., an Illinois corporation (the “Behavioral”) (collectively the “Parties”), entered into a Stock Purchase Agreement dated on or about November 20, 2013, First Amendment to the Stock Purchase Agreement dated February 24, 2014, Second Amendment to the Stock Purchase Agreement dated March 18, 2014, Third Amendment to the Stock Purchase Agreement dated May 30, 2014, Fourth Amendment to the Stock Purchase Agreement dated May 31, 2015, Employment Agreement and Employee Confidentiality, Non-Circumvention and Non-Solicitation Agreement dated on or about November 20, 2013, Stock Pledge and Escrow Agreement dated on or about November 20, 2013, Stock Power Certificate dated on or about November 20, 2013, Bill of Sale dated on or about November 20, 2013, Assignment of Stock dated on or about November 20, 2013, and other written and oral agreements or understandings relating to the aforementioned agreements (hereinafter collectively referred to as the “Stock Sale Agreement”).

On March 31, 2016, the Parties executed a Termination Agreement (the “Termination Agreement”) by which the Stock Sale Agreement was terminated effect as of January 1, 2016 except for the following Surviving Obligations:

A. The Parties agree and reaffirm their previous agreement that the Company has conveyed and transferred or shall convey or transfer Seventy Thousand (70,000) Shares of Stock in the Company. The Seller shall be fully vested in the Seventy Thousand (70,000) Shares of Stock upon the execution of this Agreement by all Parties. The Seventy Thousand (70,000) Shares of Stock shall be unrestricted and free trading stock and free and clear of all liens, security interests, pledges, restrictions, encumbrances, equities, claims, charges, voting agreements, voting trusts, proxies and rights of any kind, nature or description, except for restrictions imposed under federal securities laws.

B. The Company, at its sole cost and expense, shall immediately take any and all actions required to remove all restrictions on the Seventy Thousand (70,000) Shares of Stock in the Company, including, without limitation, the provision of an attorney opinion letter satisfactory to the Company to the extent legally permissible under federal securities laws.

C. The Parties agree that the Company has transferred or conveyed or shall transfer and convey Six Hundred Thousand (600,000) Shares of Stock in the Company. The Seller shall be fully vested the Six Hundred Thousand (600,000) Shares of Stock upon the execution of this Agreement by all Parties. The Six Hundred Thousand (600,000) Shares of Stock shall be free and clear of all liens, security interests, pledges, restrictions, encumbrances, equities, claims, charges, voting agreements, voting trusts, proxies and rights of any kind, nature or description, except for the terms and conditions of the Lock-Up and Leak-Out Agreement dated November 20, 2013 and restrictions imposed under federal securities laws.

D. The Company, at its sole cost and expense, shall take any and all actions required to remove all restrictions on the Six Hundred Thousand (600,000) Shares of Stock, including, without limitation, the provision of an attorney opinion letter satisfactory to the Company to the extent legally permissible under federal securities laws, subject to the terms and conditions of the Lock-Up and Leak-Out Agreement dated November 20, 2013.

E. The transfer of Shares from the Company to Seller is irrevocable and non-refundable under any circumstance. The Parties agree that the transfer of Shares from the Company to Seller shall not be deemed to be consideration under or pursuant to the Stock Sale Agreement.

In addition, the Seller agreed to permit the Company, at its sole cost and expense, to conduct a commercially reasonable audit of Behavioral consistent with the nature and scope of previous audits performed by the Company of Behavioral. Further, the Company agreed to file a Form 8-K with the U.S. Securities and Exchange Commission disclosing the terms of the Termination Agreement.

Resignation and Release Agreement with Blaise J. Wolfrum, MD

In conjunction with the Termination Agreement, the Company, Blaise J. Wolfrum, M.D., and Accelera Healthcare Management Service Organization, LLC (“Accelera Healthcare”) executed a Resignation and Release Agreement effective as of January 1, 2016 pursuant to which Blaise J. Wolfrum, M.D. resigned as manager and from any and all positions with Accelera Healthcare. Further, the Company and Accelera Healthcare, and any of their affiliates or other parties claiming by or through the Company or Accelera Healthcare, agreed to release and discharge Blaise J. Wolfrum, M.D., from any and all claims, actions, lawsuits, obligations, or liability, monetary or otherwise arising from or related to the Operating Agreement of Accelera Healthcare, his performance and actions as Manager of Accelera Healthcare, or any other issue or matter arising prior to or on the date of full execution of the resignation and Release Agreement. In addition, the Company and Accelera Healthcare, and any of their affiliates or other parties claiming by or through the Company or Accelera Healthcare, agreed not to make, commence, file, or assert against Blaise J. Wolfrum, M.D., any claim, lawsuit, action, or other request for relief arising from or related to the Operating Agreement of Accelera Healthcare, his performance and actions as Manager Accelera Healthcare, or any other issue or matter arising prior to or on the date of full execution of this Agreement.

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

Events giving rise to the restatement of our financial statements included in our Annual Reports for the years ended December 31, 2013 and 2014 may lead to additional risks and uncertainties, including shareholder litigation, governmental investigations, rescission, events of default, loss of investor confidence, and negative impacts on our stock price.

As previously disclosed in Company’s Current Report on Form 8-K filed with the SEC on July 21, 2015, the Company’s Board of Directors determined that the Company’s financial statements included in: (i) its quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013, (ii) its annual report on Form 10-K for the year ended December 31, 2013, (iii) its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014, and (iv) its annual report on Form 10-K for the year ended December 31, 2014 (collectively, the “Financial Statements”) could not be relied on. The Financial Statements contained errors related to (i) failure to record issuances of the Company’s common and preferred stock, the receipt of funds related to these issuances and the accounting for the use of the proceeds from these sales, (ii) disclosure of a related party transactions, and (iii) the valuation of shares of the Company’s common stock issued as compensation. In addition, as described later in this report in Part I, Item 3. Legal Proceedings, the Securities and Exchange Commission issued subpoenas to our company, our Chief Executive Officer and the Chairman of the Board of Directors for our company in connection with a formal investigation of our company (Case No. C-08191). As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation, governmental investigations, disgorgement, civil monetary penalties and rescission by the investors who purchased our securities in 2013 and 2014. We will incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation or governmental investigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have determined that our Financial Statements must be restated may lead to the triggering of events of default under existing agreements, a loss of investor confidence and have negative impacts on the trading price of our common stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated August 3, 2016, our independent auditors stated that our financial statements for the period ended December 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We may not be able to raise the funds necessary to pay the purchase price of BHCA and the Seller may terminate the acquisition at any time prior to receipt of a substantial payment

We presently do not have the cash or commitments for financing to pay Dr. Wolfrum the purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 is payable on May 31, 2015, $750,000 is payable on July 30, 2015, and $2,800,000 is payable on December 31, 2015. Furthermore, prior to Dr. Wolfram’s receipt of the $1,000,000 payment, he has the right to cancel and terminate his agreement with us. If we are unable to raise the cash needed to complete this acquisition or if Dr. Wolfrum elects terminate the agreement to sell BHCA to us or we are unable to raise additional funds to finance this purchase we will lose a significant asset from which we derive primarily all of our revenues. The loss of our ownership of BHCA will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

We are substantially dependent on a third party

The Company is currently dependent upon technology licensed from Synergistic Holdings, LLC.   The Company will be required to pay a license fee in the amount of 10,000 common shares upon completion and acceptance of each installation of the software at a location for each affiliate or subsidiary of the Company and the sum of $10,000 on each anniversary after each such installation during the period of time in which the Software is used at such location.

We have no profitable operating history and May Never Achieve Profitability

From inception (April 29, 2008) through December 31, 2015, the Company has an accumulated deficit of $63,927,121. We are an early stage company and have a limited history of operations and have only started generated revenues since November 2013 from operations. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. We may not ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will not be able to complete additional acquisitions and commercialize its technology without additional capital, if we do not raise substantial additional funds. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering. The Company intends to seek an aggregate of $35,000,000 in an offering through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $9,874,940 will be used for management, engineering, sales and marketing, $18,000,000 will be used for acquisitions, infrastructure, and an estimated $4,000,000 will be spent on legal, accounting, rent and other payables leaving $3,125,050 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $30,000,000 to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $30,000,000 estimated to be required.

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

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2015. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

●	Breadth and depth of services;

●	Reputation;

●	Reliability, accuracy and security;

●	Client service;

●	Price; and

●	Industry expertise and experience

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

Our business relies on electronic transmission of confidential patient and other information. We believe that any well-publicized compromise of our network security or a misappropriation of patient information or other data would adversely affect our reputation and would require us to devote significant financial and other resources to alleviate such problems. In addition, our existing or potential customers could be deterred from using our products and services, and we could be subject to liability and regulatory action. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our potential customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our potential customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact our business, either directly or indirectly. To the extent that our potential customers, most of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing potential customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as the VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate office at 20511 Abbey Drive, Frankfort, Illinois 60423. Advance Lifecare operates from a 1,900 square foot leased facility located at 3590 Hobson Rd, Woodridge, IL 60517 which expires on September 15, 2016. Behavioral Health operates from a 5,988 leased facility located at 1375 E. Schaumburg Rd Suite 230, Schaumburg IL 60194 which expires on October 31, 2016 and another 2,000 square foot facility located at 484 N. Lee St., Des Plaines, IL 60016 which is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

In 2015, the Securities and Exchange Commission (the “SEC”) issued subpoenas to our company, our Chief Executive Officer and the Chairman of the Board of Directors for our company in connection with a formal investigation of our company (Case No. C-08191). We have responded to the subpoenas and no further action has been taken by the SEC as of the date of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCPK under the symbol “ACNV”. On August 3, 2016, the closing price for our common stock was $0.05 on the OTCPK.

As of August 3, 2016 there were approximately 239 record holders, an unknown number of additional holders whose stock is held in “street name” and 45,713,716 shares of common stock issued and outstanding.

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

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Smaller companies do not compete this Item.

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

We, Blaise J. Wolfrum, M.D., and Behavioral (the “Parties) entered into a Stock Purchase Agreement dated on or about November 20, 2013, as amended. On March 31, 2016, the Parties executed a Termination Agreement by which the Stock Sale Agreement was terminated effect as of January 1, 2016. Behavioral will be accounted for as a discontinued operation in all future financial statements issued by the Company.

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

Going Concern

Because we had $474,564 in cash at December 31, 2015, which is insufficient to fund our operations, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of At Home Health Services, LLC and All Staffing Services, LLC, discontinued operations (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three and year ended December 31, 2015 and 2014:

Year ended December 31, 2015 compared to year ended December 31, 2014

	Years Ended
	December 31, 2015	December 31, 2014	Dollar Change	Percentage Change

Revenue	$3,623,131	$2,715,523	$907,608	33.4%
Cost of revenue	1,856,401	1,685,740	170,661	10.1%
Gross profit	1,766,730	1,029,783	736,947	71.6%
Total operating expenses	14,892,236	32,806,136	(17,913,900)	-54.6%
Other expense	(1,799,158)	(4,312,057)	2,512,899	-58.3%
Discontinued operations	-	(221,766)	221,766	-100.0%
Net loss	(14,924,664)	(36,310,176)	21,385,512	-58.9%

Revenue

Total revenue increased by $907,608 to $3,623,131 for the year ended December 31, 2015 compared to $2,715,523 in the same period in 2014. This increase in total revenue is primarily due to revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Gross Profit

Gross profit increased by $736,947 to $1,766,730 for the year ended December 31, 2015 compared to $1,029,783 in the same period in 2014. This increase in total gross profit is primarily due to an increase in revenues generated from the Behavioral Health Care Associates, Ltd. and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) acquisitions.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 decreased by $17,913,900 to $14,892,236, compared to $32,806,136 during the same period in 2014 primarily as a result of shares of our common stock issued for services in 2015 was significantly less than in 2014 and we took a writedown of intangible assets in 2014.

Other Expenses

Total other expenses for the year ended December 31, 2015 decreased by $2,512,899 to $1,799,158, compared to $4,312,057 during the same period in 2014. The decrease is due to fewer penalties (additional interest expense) for not repaying notes payable when they became due.

Net Loss

The net loss for the year ended December 31, 2015 was $14,924,664, a decrease of $21,385,512 compared to $36,310,176 during the same period in 2014 as a result of factors described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015, our working capital deficit amounted to $6,395,817, an increase of $5,217,977 as compared to working capital deficit of $1,177,840 as of December 31, 2014. This increase is primarily a result of the classification of the $4,550,000 subordinated unsecured note payable from long-term to current based on the required principal payments offset by the reclassification of preferred stock subscription payable into equity as a result of us obtaining the certificate of designation so we could issue the preferred shares. Working capital at December 31, 2015 included primarily cash of $474,564 offset by current liabilities of $6,900,174.

Net cash used operating activities was $29,219 during the year ended December 31, 2015 compared to net cash used in operating activities of $2,105,150 in the same period in 2014. The decrease in cash used in operating activities is primarily attributable to our increase in accounts payable and accrued expenses.

Net cash used in investing activities during the year ended December 31, 2015 was $3,767 compared to $1,221 in the same period in 2014. The increase was a result of payment of purchase of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2015 was $452,688 compared to $1,975,489 in the same period in 2014. The decrease is primarily a result of a reduction of the proceeds from sale of stock offset by a reduction of payment to stockholder.

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

Going Concern

As reflected in the consolidated financial statements of the Company included in this report, we reported a net loss of $14,924,664 and at December 31, 2015, a working capital deficit, stockholders’ deficit and accumulated deficit of $6,395,817 and $63,927,121, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015 we have no off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules beginning on page F - 1 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was ineffective as of December 31, 2015.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position(s) with the Company

Geoffrey Thompson	48	Chairman of the Board
John F. Wallin	66	Chief Executive Officer, Chief Financial Officer* and Chief Marketing Officer
James R. Millikan	64	Chief Operating Officer
Daniel Freeman	60	Former Chief Financial Officer*
Cynthia Boerum	62	Chief Strategic Officer
Patrick Custardo	64	Chief Acquisitions Officer
Blaise J. Wolfrum M.D.	56	President of Behavioral Health Care

* Mr. Wallin took over the role as our interim Chief Financial Officer on March 20, 2015 upon the resignation of Mr. Freeman on that date. Blaise Wolfrum resigned as of January 1, 2016

Geoff Thompson, Chairman of the Board

Mr. Thompson is the Chairman of the Board and founder of Accelera Innovations, since 2008, his experience with IPO’s and Mergers and Acquisitions has positioned the company for eminent success. In 2008 Mr. Thompson transitioned Global Wealth Solutions into GWS Financial Services which started to create unique financial products which included Private Placement Memorandums with principal protection, Private Placed Life Insurance, Private Placed Variable Annuities, Premium Financed estate transfers and Supplemental Employee Retirement Plans. In 2005 Mr. Thompson launched Global Wealth Solutions a client consulting firm with a heavy focus on strategic investing and advanced finance strategies. In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, MN. As Streamline grew into a multi-state company the Thompsons opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, MN. As Streamline grew into a multi-state company the Thompsons opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. Mr. Thompsons professional career started in 1993 when he took on the role of finance and insurance manager for Bergstrom Automotive Group in Neenah Wisconsin.

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

Daniel Freeman, Former Chief Financial Officer

Prior to joining the Company, Mr. Freeman was Vice President and Principle with DS&B, Ltd, Certified Public Accountants in Minneapolis, Minnesota from 2008 to 2014. He has been the lead on audits and reviews of companies ranging from startup entrepreneurs to companies with revenues in excess of $250 million. He has led many strategic planning sessions in addition to providing accounting, audit and tax guidance with companies of all sizes. Previously, Mr. Freeman held positions of President and Managing Partner of Freeman Wehmhoff and Gatlin PLLC a Certified Public Accounting firm in Minneapolis, Minnesota from 2002 to 2008 and as the founder he grew the practice by offering auditing, accounting and tax services to a wide variety of clients in a vast cross section of industries. He also held the positions of Vice President and Principle of Blanski Peter Kronlage & Zoch, PA, Certified Public Accountants in Minneapolis Minnesota from 1995 to 2002. Prior to joining Blanski Peter Kronlage & Zoch, P.A. he gained a wide range of experience working for local certified public accounting firms and private companies. Mr. Freeman is Certified Public Accountant, Chartered Global Management Accountant and a Certified Information Technology Professional. He has also attained his yellow belt in lean six sigma in the health care industry. Mr. Freeman received a Bachelor of Science in Business Administration degree from Drake University in Des Moines, Iowa in 1979 and his Masters of Business Administration at the University of St. Thomas in Saint Paul, Minnesota in 1989.

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

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than [0]% of our outstanding common stock. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2015 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2015:

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John Wallin (1)	2015	0	0 0	786,720	0	0	0	786,720
	2014	0	0 0	1,955,420	0	0	0	1,955,420

James Millikan (2)	2015	0	0 0	450,000	0	0	0	450,000
	2014	0	0 0	1,116,668	0	0	0	1,116,668

Daniel Freeman (3)	2014	0	0 0	1,125,332	0	0	0	1,125,332

(1)	Chief Executive Officer. In addition, Mr. Wallin was appointed interim Chief Financial Officer as of March 20, 2015.

(2)	Chief Operating Officer

(3)	Former Chief Financial Officer – resigned on March 20, 2015.

Our director has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our director or officer for serving on our board of directors or as management

STOCK OPTION GRANTS

We currently have 5,803,250 options outstanding under our 2011 Stock Option Plan which have been granted to key employees, John Wallin has 1,049,000 options, James Millikan has 600,000, Cynthia Boerum and Patrick Custardo each have 800,000 options, the options awarded will vest in equal annual installments over a four-year period. Also, Blaise Wolfrum has 600,000 options; Rose Gallagher has 154,583 options; Daniel Gallagher has 825,000 options and Daniel Freeman has 914,667 and Jimmy LaCaba has 60,000 options.

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable			Weighted Average Exercise Price	Expiration Date
John Wallin	983,428	65,572	-		$.0001-	2022-	-	-	-	-
James Millikan	562,500	37,500		- $	.0001-	2022-	-	-	-	-
Daniel Freeman	489,000	-		- $	.0001-	2024-	-	-	-	-

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of August 3, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 45,713,716 shares of our common stock issued and outstanding as of August 3, 2016.

	Name and Address	Number of Shares	Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	within 60 days	Class Owned

Common Stock:	Synergistic Holdings, LLC (1)	5,489,561		12.009%
	0511 Abbey Drive, Frankfort, Illinois 60423

Common Stock	Accelerated Venture Partners LLC	3,500,000		14.219%
	1840 Gateway Dr. Suite 200
	Foster City, CA 94404

Common Stock:	Victory Investment Management LLC (1) 20511 Abbey Dr. Frankfort, IL 60423	5,000,000		10.938%

Common Stock:	NGT Holdings LLC (1) 20511 Abbey Dr. Frankfort, IL 60423	8,250,000		18.047%

Common Stock:	Geoffrey Thompson, Chairman of Board (2)	3169

Common Stock	John Wallin, Chief Executive Officer, Chief Financial Officer (2) (3)	1,662,502	58,332	*

Common Stock	James Millikan, Chief Operating Officer (2)	950,002	33,333	*

Common Stock	Daniel Freeman, Chief Financial Officer (3) (4)	329,333

All executive officers and directors as a group		25,184,567	91,665

(1.	Mr Thompson is deemed to be the beneficial holder of Synergistic Holdings LLC, Victory Investment Management LLC and NGT Holdings LLC. Of Mr. Thompson’s shares 18,739,561 are held with Synergistic Holdings LLC, Victory Investment Management LLC and NGT Holdings LLC and 3169 shares are held jointly with his spouse. Mr. Thompson has voting and dispositive control over the shares held by Synergistic Holdings LLC, Victory Investment Management LC and NGT Holdings LLC.

(2.	The beneficial holders address is c/o Accelera Innovations Inc 20511 Abbey Dr. Frankfort, IL 60423.

(3.	Of these shares, Mr. Wallin holds 3,525 jointly with his spouse.

(4.	Mr. Freeman ceased to be an executive officer as of March 20, 2015

(5.	Of these shares, 500 shares are held jointly with Mr. Freeman’s spouse, 1,000 shares are held by Freeman Farms, LLC, 1,000 shares are held by DVN Freeman Family Farms, LLC, 1,000 shares are held by Deer River Farms, LLC, 1,000 shares are held by Freeman Ag Enterprises, LLC, and 1,000 shares are held by Freeman Spring Valley Farms, LLC. Each of the limited liability companies is owned by Mr. Freeman, and Mr. Freeman has voting and dispositive control over the shares held by the limited liability companies.

*less than 5%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 13, 2012, the Company entered into an amended Licensing Agreement (“Agreement”) with Synergistic Holdings LLC, (Licensor) whereas the Company and Licensor agreed to amend the August 22, 2011 Licensing Agreement.

[to be updated upon completion of financial statements.]

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Anton & Chia, LLP for the fiscal years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees	$42,000	$66,860
Audit-Related Fees	3043.52	9282
Tax Fees	-	-
All Other Fees	-	-
Total	$45,043.52	$76142

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

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and begin with page F-1. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

			Exhibit Number	Date of
Exhibit No.	Description	Form	in form	Filing

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

10.1	Subscription Agreement by and among the Company and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among the company and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	Amend the license agreement between Synergistic Holdings and the Company to include additional technology to enhance product offering	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among the Company and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among the Company and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among the Company and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between the Company and holder of common stock of the Company	S-1	10.5	05/22/2012

10.11	Operating Agreement by and among the Company and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among the Company and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among the Company and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among the Company and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among the Company and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among the Company and Daniel P. Gallagher as Director of Marketing and Business Development at At Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among the Company and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among the Company and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among the Company and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among the Company and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among the Company and Grace Home Health Care. Employment Agreement by and among the Company and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among the Company and Watson Health Care Inc.	8-K	10.2	12/04/2014

10.27	Stock Purchase Agreement by and among the Company and Traditions Home Care Inc. Employment by and among the Company and Sonny Nix as CEO	8-K	10.1	01/09/2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer			X

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	X

101.INS**	XBRL Instance	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

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

Accelera Innovations, Inc.

	By:	/S/ John Wallin
Dated: August 12, 2016		John Wallin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and	August 12, 2016
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and
/S/ John Wallin	Accounting Officer)
John Wallin

/S/ Geoffrey Thompson	Chairman of the Board	August 12, 2016
Geoffrey Thompson

Accelera Innovations, Inc. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Accelera Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Accelera Innovations, Inc and Subsidiaries (collectively “the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelera Innovations, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, has had minimal revenue since inception and has experienced recurring operating losses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach

August 12, 2016

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
		(restated)
ASSETS

Current Assets:
Cash	$474,564	$54,862
Accounts receivable, net	-	605,796
Due from stockholder	-	109,620
Prepaid expenses and other current assets	29,793	6,026
Total current assets	504,357	776,304

Property and equipment, net	8,889	6,381
Security deposit	1,805	1,805
TOTAL ASSETS	$515,051	$784,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Short-term notes payable	$901,521	$844,507
Subordinated unsecured note payable	4,550,000	-
Advances from related party	243,799	-
Accounts payable	474,510	88,689
Preferred stock subscription payable	-	793,892
Accrued expenses	427,764	227,056
Derivative liability	302,580	-
Total current liabilities	6,900,174	1,954,144

Long-term subordinated unsecured note payable	-	4,550,000
Convertible note, net of discount of 158,806	15,434	-
TOTAL LIABILITIES	6,915,608	6,504,144

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 45,011,216 and 40,445,926 shares issued and outstanding at December 31, 2015 and 2014	4,501	4,046
Additional paid-in capital	55,955,631	41,712,345
Common stock issuable	1,566,412	1,566,412
Accumulated deficit	(63,927,121)	(49,002,457)
Total stockholders’ deficit	(6,400,557)	(5,719,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$515,051	$784,490

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Revenues	$3,623,131	$2,715,523
Cost of revenues	1,856,401	1,685,740
Gross profit	1,766,730	1,029,783

Operating expenses:
General and administrative expenses	14,892,236	32,806,136
Total operating expenses	14,892,236	32,806,136
Loss from operations	(13,125,506)	(31,776,353)

Other expense
Interest expense and financing costs	(1,801,903)	(4,217,062)
Loss on disposal of subsidiaries	-	(94,995)
Change in fair value of derivative liability	2,745	-
Total operating expenses	(1,799,158)	(4,312,057)

Loss before provision for taxes	(14,924,664)	(36,088,410)

Provision for income taxes	-	-

Net loss from continuing operations	(14,924,664)	(36,088,410)

Net loss from discontinued operations, net of tax	-	(221,766)

Net loss	$(14,924,664)	$(36,310,176)

Preferred stock dividend	41,413	-

Net loss attributed to common stockholders	$(14,966,077)	$(36,310,176)

Weighted average shares outstanding - basic and diluted	42,919,132	32,229,831

Loss per share - basic and diluted
Continuing operations	$(0.35)	$(1.12)
Discontinued operations	$-	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	8% Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	-	$-	22,382,522	$2,239	$12,227,526	$(12,692,281)	$(462,516)

Issuance of common stock					1,566,412		1,566,412
Issuance of common stock to founders			12,000,000	1,200	(1,200)		-
Shares issued for services			4,553,404	456	22,728,092		22,728,548
Shares issued for loan consideration			510,000	51	237,549		237,600
Shares for termination of agreement			1,000,000	100			100
Fair value of options vested					6,520,378		6,520,378
Net loss						(36,310,176)	(36,310,176)

Balance, December 31, 2014	-	-	40,445,926	4,046	43,278,757	(49,002,457)	(5,719,654)

Issuance of 8% convertible preferred stock	198,473	20			793,872		793,892
Shares issued for services			3,810,290	380	7,731,113		7,731,493
Shares issued for cash			255,000	25	14,975		15,000
Shares issued for extension of loan payment terms			500,000	50	1,437,437		1,437,487
Fair value of options vested					4,265,889		4,265,889
Net loss						(14,924,664)	(14,924,664)

Balance, December 31, 2015	198,473	$20	45,011,216	$4,501	$57,522,043	$(63,927,121)	$(6,400,557)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(14,924,664)	$(36,310,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,259	593
Stock options expense	4,265,889	6,520,378
Shares issued for services	7,731,493	22,728,548
Shares issued for loan consideration and termination agreement	-	37,700
Shares issued for extending loan payment terms	1,437,487	200,000
Expenses to terminate financing	-	30,649
Impairment of intangible assets	-	4,151,151
Loss on disposal of subsidiary	-	94,995
Amortization of debt discount	15,434	-
Change in fair value of derivative liability	(2,745)	-
Financing costs associated with convertible note	136,640	-
Offering cost for preferred stock subscription	141,430	-
Change in current assets and liabilities:
Accounts receivable	605,796	166,711
Prepaid expenses and other current assets	(23,767)	(6,026)
Accounts payable	385,821	280,327
Accrued expenses	200,708	-
Net cash used in operating activities	(29,219)	(2,105,150)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,767)	-
Cash acquired upon acquisition of SCI Home Health, Inc.	-	584
Payment of security deposit	-	(1,805)
Advances to related parties	-	-
Net cash used in investing activities	(3,767)	(1,221)

FINANCING ACTIVITIES:
Proceeds from the sale of stock	15,000	1,566,412
Proceeds from convertible note	50,000	-
Proceeds from notes payable	250,000	151,930
Payment on notes payable	(74,301)	(8,041)
Advances from (payments to) related parties	211,989	31,810
Payments of due to stockholder	-	(419,084)
Proceeds from preferred stock subscriptions	-	652,462
Net cash provided by financing activities	452,688	1,975,489

NET INCREASE IN CASH	419,702	(130,882)

CASH, BEGINNING BALANCE	54,862	185,744

CASH, ENDING BALANCE	$474,564	$54,862

CASH PAID FOR:
Interest	$-	$29,177
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable to finance acquisition	$-	$431,070
Note payable forgiven	$-	$1,420,000
Convertible note issued for liabilities	$118,685	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

On October 18, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and changed its name from Accelerated Acquisition IV, Inc. to Accelera Innovations, Inc.

Accelera is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company has acquired Behavioral Health Care Associates, Ltd. (“BHCA”) (See Note 18) and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”) which offers personal care to patients in the Chicago, Illinois area.

The accompanying consolidated financial statements and have been prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - Accelera operates companies in the personal health care industry. Accelera operates out of three service centers serving counties in the Chicago, Illinois area. The consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries, Behavioral Health and SCI Home Health. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 and 2014, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

ACCOUNTS RECEIVABLE – Accounts receivable are recorded at estimated value, net of allowance for doubtful accounts. Accounts receivable are not interest bearing. The allowance for doubtful accounts is based upon management’s best estimate and past collection experience. Uncollectible accounts are charged off when all reasonable efforts to collect the accounts have been exhausted.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

PROPERTY AND EQUIPMENT – Property and equipment is stated at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

DERIVATIVE FINANCIAL INSTRUMENTS – The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

INCOME TAXES - The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

STOCK BASED COMPENSATION - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505 at measurement date. For awards with service or performance conditions, the Company generally recognize expense over the service period or when the performance condition is met.

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

FINANCIAL INSTRUMENTS - FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. These financial instruments include stock options granted to the officers in 2015 and 2014.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

At December 31, 2015, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 11):

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 3 - BALANCE SHEET INFORMATION

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2015 and 2014 consist of the following:

	2015	2014

Accounts receivable	-	757,896
Less allowance for doubtful accounts	-	(152,100)
	$-	$605,796

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2015 and 2014 consist of the following:

	2015	2014

Furniture and fixtures	$3,940	$2,150
Office equipment	5,641	4,824
	9,581	6,974
Less accumulated depreciation	(692)	(593)
	$8,889	$6,381

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,259 and $593, respectively.

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $63,927,121 as of December 31, 2015. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The unaudited condensed consolidated interim financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - DISCONTINUED OPERATIONS

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

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the year ended December 31, 2014.

Net sales	$741,406
Operating loss	(286,223)
Loss before income taxes	(221,766)
Income tax expense	-
Loss from discontinued operations, net of tax	(221,766)

As for the years ended December 31, 2015, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Separation Agreement.

NOTE 6 - ACQUISITION – BEHAVIORAL HEALTH CARE ASSOCIATES, LTD.

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

Pursuant the SPA, the Company agreed to pay to Dr. Wolfrum a purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 was payable on September 30, 2015, $750,000 is payable on November 30, 2015, and $2,800,000 is payable on December 31, 2015. Prior to Dr. Wolfram’s receipt of the $1,000,000 payment, he has the right to cancel and terminate the SPA. In addition, as consideration for entering into various amendments to the SPA, the Company issued Dr. Wolfrum a total of 50,000 shares of our common stock which the Company agreed to register for resale upon completion of a public offering of its securities. The payment due on September 30, 2015, November 30, 2015 and December 31, 2015 have not been paid and the acquisition loan is currently in default. See Note 18.

NOTE 7 - ACQUISITION – AT HOME AND ALL STAFFING

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 8 - ACQUISITION – SCI HOME HEALTH, INC (DBA ADVANCE LIFECARE HOME HEALTH)

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 9 - SHORT-TERM NOTES PAYABLES

Short-term notes payable at December 31, 2015 and 2014 consisted of the following:

	2015	2014

At Home and All Staffing acquisition note payable (See Note 7)	344,507	344,507
AOK Property Investments (1)	525,000	500,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	32,014	-
	$901,521	$844,507

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

(2) On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, SCI, an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “AOK Note”) in favor of AOK in the aggregate principal amount of $500,000. The AOK Note is due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest is due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. On July 10, 2015, the Company and AOK entered in an amended note agreement whereby AOK loaned the Company an additional $25,000 and extended the due date of the note to December 31, 2015, and the Company agreed to issue an additional 500,000 shares of common stock for failing to pay the principal and interest on the loan when originally due. The Company recorded the issuance of 500,000 shares of common stock to AOK at a value of $1,360,907. The loan was not repaid on its extended due date and is currently in default.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 10 - CONVERTIBLE NOTES

On August 28, 2015, the Company issued a convertible note to an investor that provides for a maximum borrowing of $250,000. During the 2015, the Company borrowed $55,556 under this convertible note. The convertible note (i) is unsecured, (ii) contains a 10% original issue discount (iii) is interest free for the first 90 days and 12% per annum thereafter, and (iv) is due on August 28, 2017. The outstanding balance of under this convertible note is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the lowest trading price in the 25 trading days prior to the conversion.

On December 16, 2015, the Company issued a convertible note payable in the amount of $118,685. The convertible note (i) is unsecured, (ii) bears interest at 8% per annum, and (iii) is due on October 11, 2016. The outstanding balance of under this convertible note is convertible at any time at the option of the holder into shares of the Company’s common stock that is determined by dividing the amount to be converted by 50% of the average of the lowest trading prices during the 10 trading days prior to the conversion.

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception was calculated to be $305,325, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $174,240 with the remaining $136,640 begin charge as a financing cost during 2015. The debt discount is being amortized over the term of the convertible note. The Company recognized additional interest expense of $15,434 during 2015 related to the amortization of the debt discount.

NOTE 11 - DERIVATIVE LIABILITY

The convertible note discussed in Note 10 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2015:

Stock price	$0.141
Risk free rate	0.64%
Volatility	325%
Conversion/ Exercise price	$0.07-.085
Dividend rate	0%
Term (years)	0.8 to 1.7

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The following table represents the Company’s derivative liability activity for the period ended December 31, 2015:

Amount

Derivative liability balance, December 31, 2014	$-
Issuance of derivative liability during the period ended December 31, 2015	305,325
Change in derivative liability during the period ended December 31, 2015	(2,745)
Derivative liability balance, December 31, 2015	$302,580

NOTE 12 - COMMITMENTS

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

The Company has also agreed to hire Angelo L. Cadiente as Grace’s Chief Executive Officer upon the Grace Closing Date. Under the terms of his proposed employment agreement, Mr. Cadiente will become the Chief Executive Officer for Grace for a period of three years beginning on the Grace Closing Date and pay him an annual base salary of $175,000 plus a bonus in an amount equal to 5% of the increase in Grace’s gross revenue from the base gross revenue earned in the previous year and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Grace from the base EBITDA of Grace in the previous year. In addition, Mr. Cadiente will be entitled to four weeks of vacation, twelve sick days and health benefits and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Cadiente is subject to a restriction on solicitation of Grace’s customers or clients following termination of his employment agreement for a period of one year. Since no consideration has been paid as of December 31, 2015, the acquisition is consider incomplete and not final.

Planned Acquisition of the assets of Watson Health Care, Inc. and Affordable Nursing, Inc.

On November 25, 2014, the Company entered into an asset purchase agreement (the “Watson-Affordable Nursing APA”) with Watson Health Care, Inc. (“Watson”) and Affordable Nursing, Inc. (“Affordable”) (Watson and Affordable are collectively referred to as the “Sellers”), providers of home health care services, pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their assets, for an aggregate purchase price of $3,000,000 (the “Watson-Affordable Purchase Price”). The Watson-Affordable Purchase Price will be paid by us as follows: $1,000,000 on or before January 15, 2015 (the “Watson-Affordable Closing Date”), $1,000,000 on or before nine months after the Watson-Affordable Closing Date, and $1,000,000 on or before twelve months after the Watson-Affordable Closing Date. However, the Company has the right to extend the Watson-Affordable Closing Date by an additional sixty (60) days. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. The Watson-Affordable APA contains customary representations and warranties and is subject to certain events of default. In addition, Kevin Watson, the sole owner of Watson and Affordable and the Company will mutually agree to a transition period where Mr. Watson will work with Watson and Affordable to transition their operations to the Company. Further, the Company, Watson and Affordable will identify certain employees of Watson and Affordable who will enter into employment agreements with the Company. Since no consideration has been paid as of December 31, 2015, the acquisition is consider incomplete and not final.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Planned Acquisition of Traditions Home Care, Inc.

On January 5, 2015, the Company entered into a stock purchase agreement (the “Traditions SPA”) with Traditions Home Care, Inc. (“Traditions”), a provider of home health care services, as well as Sonny Nix and John Noah (collectively the “Sellers”), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their shares of Traditions, collectively representing all of the outstanding shares of common stock of Traditions, as well as all of Traditions’ assets, for an aggregate purchase price of $6,000,000 (the “Purchase Price”). The Purchase Price is to be paid by the Company as follows: $3,000,000 on or before December 31, 2015 (the “Closing Date”), $1,500,000 nine months after the Closing Date, and $1,500,000 twelve months after the Closing Date. However, the Company has the right to extend the Closing Date by an additional forty-five (45) days, in order for it to secure the requisite funding, so long as the Company gives notice to the Sellers on or before March 1, 2015. The Traditions SPA contains customary representations and warranties, and is subject to certain events of default.

The Company has also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year. Since no consideration has been paid as of December 31, 2015, the acquisition is consider incomplete and not final. On July 6, 2015, the agreement was amended to extend the closing date to October 1, 2015. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016.

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

NOTE 13 - STOCKHOLDERS’ DEFICIT

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

●	Each share is convertible into shares of our common stock at a conversion price of $4.00 per share, subject to adjustment discussed below, and

●	The conversion price of the 8% Convertible Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of December 31, 2015.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 45,011,216 and 40,445,926 issued and outstanding shares as of December 31, 2015 and 2014, respectively.

The Company issued 3,810,290 shares for services with a fair value of $7,731,493 and 500,000 shares for an extension of loan payment terms with a fair value of $1,360,907 for the years ended December 31, 2015. In addition, the Company also issued 25,000 shares for cash proceeds of $15,000.

On October 4, 2013, the Company entered into a Standby Equity Purchase Agreement with Lambert Private Equity, LLC, a Delaware limited liability company (the “Investor”). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of the Company’s common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”). As an inducement to Investor to enter in to the Investment Agreement and as consideration for the Investor making the investment the Investor received 285,710 shares of common stock and 100% warrant/option coverage. The option to purchase shares certified that for good and valuable consideration, the receipt and sufficiency of which was acknowledged, Lambert Private Equity, LLC is entitled effective as October 4, 2013, subject to the terms and conditions of the Option to purchase from the Company up to a total of 14,287,710 shares of the Company’s common shares at the price of the lesser of (a) $7.00 or (b) 110% of the lowest daily VWAP for the common stock as reported by Bloomberg during the thirty (30) trading days prior to the date the Investor exercised the Warrant prior to 5:00 pm New York time on September 3, 2018 the expiration date. As of December 31, 2015, no funds have been received from this agreement.

NOTE 14 - STOCK-BASED COMPENSATION

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

The Company has estimated the value of common stock into which the options are exercisable at $4.00 per share for financial reporting purposes. This amount was determined based on the price our stock was sold for in past private placements, the minimum stock price required for listing on any Nasdaq market, and the amount also approximates a $85 million valuation for the entire Company, which is considered “micro-cap” by most equity analysts. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. When a majority of the stock options were issued, the Company’s common stock has not traded publicly, and no stock was traded in private markets either, except for privately negotiated sales to the founder and other private investors of the company and the founder of the technology from which the company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $4,265,889 and $6,520,378 for the years ended December 31, 2015 and 2014, respectively, which were included in general and administrative expenses. As of December 31, 2015, there was $1,646,144 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.5 years.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The following is a summary of the outstanding options, as of December 31, 2015:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2013	4,849,000
Granted	2,060,000	$4.00	$0.0001	3.0
Exercised	0
Forfeited/Expires	(1,020,417)
Outstanding, December 31, 2014	5,888,583	4.00	0.0001	2.5
Granted	425,667	2.52
Exercised	0
Forfeited/Expires	(511,000)
Outstanding, December 31, 2015	5,803,250	3.89	0.0001	1.5
Exercisable, December 31, 2015	5,188,929	3.89	0.0001	0.9

Weighted average assumptions in the calculation of option value:

Risk-free interest rate	0.83%
Expected life of the options	4 years
Expected volatility	268%
Expected dividend yield	0%
Forfeiture rate	0%

NOTE 15 - RELATED PARTY TRANSACTIONS

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 16 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2015, the Company had a loss and for the period April 29, 2008 (date of inception) through December 31, 2015. The net operating losses resulting from operating activities result in deferred tax assets of approximately $22,797,000 at the effective statutory rates which will expire by the year 2028. The deferred tax asset has been off-set by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the years ended December 31, 2015 and 2014.

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Federal statutory rates	$(234,527)	$(774,183)
State income taxes, net of federal effect	(35,283)	(177,987)
Stock Compensation	(5,255,049)	(11,436,152)
Impairment of intangibles	-	(1,635,587)
Allowance for doubtful accounts	(224,665)	(58,996)
Valuation allowance against net deferred tax assets	5,749,524	14,082,905
	$-	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2015 and 2014 is as follows:

	2015	2014

Deferred income tax assets:
Net operation loss carryforwards	1,494,954	1,225,144
Property, equipment and intangibles	1,635,587	1,635,587
Share-based compensation	19,382,880	14,127,831
Book to tax differences for allowance for uncollectible accounts	283,658	58,993
Total deferred income tax assets	22,797,079	17,047,555
Less: valuation allowance	(22,797,079)	(17,047,555)
Total deferred income tax asset	$-	$-

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The valuation allowance increased by $5,749,524 and $14,082,902 in 2015 and 2014, respectively, as a result of the Company’s generating additional net operating losses.

The Company has recorded as of December 31, 2015 and 2014 a valuation allowance of $22,797,079 and $17,047,555, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2015.

The Company has net operating loss carry-forwards of approximately $3,600,000. Such amounts are subject to IRS code section 382 limitations and begin to expire in 2028. The 2014 and 2015 tax year is still subject to audit.

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in the Company’s current report on Form 8-K filed with the SEC on July 21, 2015, the Company’s Board of Directors determined that the Company’s financial statements included in (i) its quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013, (ii) its annual report on Form 10-K for the year ended December 31, 2013, (iii) its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014, and (iv) its annual report on Form 10-K for the year ended December 31, 2014 could not be relied on.

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

As more fully described in the financial statements contained herein, management determined that previously issued financial statements for the year ended December 31, 2014 contained an error, which was non-cash in nature, relating to the issuance of Company preferred stock, the receipt of funds related to such issuance and the accounting for the use of proceeds from such sale. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error on the financial statements for the year ended December 31, 2104 was material. On July 20, 2015, after review by the Company’s independent registered public accounting firm, the Company’s Board of Directors concluded that the Company should restate its financial statements for the year ended December 31, 2014 to reflect the correction of the previously identified error in the financial statements for this period.

In order to reflect the error described herein, the Company restated its financial statements for the year ended December 31, 2014. There was no impact to our statement of operations or actual cash balances as a result of this error, and this error does not change net cash flows from operating activities, investing activities, and financing activities.

The Company’s affiliate received cash proceeds from investors for preferred stock subscriptions in the Company. The 48,562 shares of preferred stock have not been issued because the Company has not filed the Certificate of Designations with the State of Delaware, and the proceeds were deposited directly into the bank account of Synergistic, the Company’s affiliate. The preferred shares have not been issued to the investors and the Company has recorded the preferred stock subscriptions as a liability under preferred stock payable as of December 31, 2014.

After a detailed review of the facts, the Company has concluded that the common stock and preferred stock to be issued as of December 31, 2014 should have been recorded in the financial statements for the year ended December 31, 2014.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The following tables present the restated items for the applicable date.

	As Originally	Amount of
	Presented	Restatement	As Restated
ASSETS

Current Assets:
Cash	$54,862	$-	$54,862
Accounts receivable, net	605,796	-	605,796
Prepaid expenses	6,026	-	6,026
Due from stockholder	-	109,620	109,620
Total current assets	666,684	109,620	776,304

Property and equipment, net	6,381	-	6,381
Security deposit	1,805	-	1,805

TOTAL ASSETS	$674,870	$109,620	$784,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Short-term note payable	$844,507	$-	$844,507
Advanced from related party	31,810	(31,810)	-
Accounts payable	88,689	-	88,689
Preferred stock subscription payable	652,462	141,430	793,892
Accrued expenses	226,099	-	226,099
Unearned revenue	957	-	957
Total current liabilities	1,844,524	109,620	1,954,144

Long-term subordinated unsecured notes payable	4,550,000	-	4,550,000

TOTAL LIABILITIES	6,394,524	109,620	6,504,144

STOCKHOLDERS’ DEFICIT
Preferred stock	-	-	-
Common stock	4,046	-	4,046
Additional paid-in capital	43,278,757	-	43,278,757
Accumulated deficit	(49,002,457)	-	(49,002,457)
Total stockholders’ deficit	(5,719,654)	-	(5,719,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$674,870	$109,620	$784,490

NOTE 18 - SUBSEQUENT EVENTS

The Company, Blaise J. Wolfrum, M.D., and Behavioral (the “Parties”) entered into a Stock Purchase Agreement dated on or about November 20, 2013, as amended. On March 31, 2016, the Parties executed a Termination Agreement by which the Stock Sale Agreement was terminated effect as of January 1, 2016. Behavioral will be accounted for as a discontinued operation in all future financial statements issued by the Company.

