Form 10-Q
period 2016-03-31
ACCELERA INNOVATIONS, INC.
filed 2016-08-18
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,761,216 shares of common stock, par value $.0001 per share, outstanding as of August 17, 2016.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on August __, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets:
Prepaid expenses and other current assets	$29,793	$29,793
Net assets of discontinued operations		481,188
Total current assets	29,793	510,981

Property and equipment, net	8,389	8,889
Security deposit	1,805	1,805
TOTAL ASSETS	$39,987	$521,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$6,242	$6,624
Short-term notes payable	885,821	901,521
Subordinated unsecured note payable	-	4,550,000
Advances from related party	340,680	243,799
Accounts payable	394,137	408,920
Accrued expenses	332,582	322,581
Derivative liability	293,604	302,580
Net liabilities of discontinued operations		170,773
Total current liabilities	2,253,066	6,906,798

Convertible note, net of discount of $125,670 and $158,806	52,348	15,434
TOTAL LIABILITIES	2,305,414	6,922,232

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	20
Common stock, $0.0001 par value, 100,000,000 shares authorized, 46,761,216 and 45,011,216 shares issued and outstanding at March 31, 2016 and December 31, 2015	4,676	4,501
Additional paid-in capital	56,593,100	55,955,631
Common stock issuable	1,566,412	1,566,412
Accumulated deficit	(60,429,635)	(63,927,121)
Total stockholders’ deficit	(2,265,427)	(6,400,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,987	$521,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$-	$401,519
Cost of revenues	-	49,834
Gross profit	-	351,685

Operating expenses:
General and administrative expenses	705,160	2,672,301
Total operating expenses	705,160	2,672,301
Loss from operations	(705,160)	(2,320,616)

Other expense
Interest expense and financing costs	(90,476)	-
Change in fair value of derivative liability	53,537
Total operating expenses	(36,939)	-

Loss before provision for taxes	(742,099)	(2,320,616)

Provision for income taxes	-	-

Net loss from continuing operations	(742,099)	(2,320,616)

Discontinued operations, net of tax
Gain from disposal of discontinued operation	4,239,585	-
Income from operations of discontinued operation	-	99,656
	4,239,585	99,656

Net income (loss)	$3,497,486	$(2,220,960)

Preferred stock dividend	15,834	-

Net income (loss) attributed to common stockholders	$3,481,652	$(2,220,960)

Weighted average shares outstanding - basic and diluted	45,140,337	40,591,213

Earnings (loss) per share - basic and diluted
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	$0.09	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$3,497,486	$(2,220,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on discontinued operations	(4,239,585)	-
Depreciation	500	314
Stock options expense	613,644	1,146,408
Shares issued for services	-	1,010,050
Amortization of debt discount	60,913	-
Change in fair value of derivative liability	(53,537)	-
Financing costs associated with convertible note	19,562	-
Offering cost for preferred stock subscription	-	141,430
Change in current assets and liabilities:
Accounts receivable	-	30,516
Prepaid expenses and other current assets	-	3,076
Accounts payable	(14,783)	47,884
Accrued expenses	10,001	-
Net cash provided by (used in) operating activities	(105,799)	158,718

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,950)
Cash retained by discontinued operation	(481,188)	-
Net cash used in investing activities	(481,188)	(2,950)

FINANCING ACTIVITIES:
Proceeds from convertible note	25,000	-
Payment on notes payable	(15,700)	-
Advances from (payments to) related parties	96,881	32,420
Cash overdraft	6,242	-
Net cash provided by financing activities	112,423	32,420

NET INCREASE (DECREASE) IN CASH	(474,564)	188,188

CASH, BEGINNING BALANCE	474,564	54,862

CASH, ENDING BALANCE	$-	$243,050

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to common stock	$24,000	$-

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

Accelera is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company has acquired Behavioral Health Care Associates, Ltd. (“BHCA”) (On March 31, 2016, the Company and BHCA entered into a Termination Agreement – See Note 5) and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”) which offers personal care to patients in the Chicago, Illinois area.

The accompanying consolidated financial statements and have been prepared in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of Accelera and its 100% owned subsidiaries, Behavioral Health (through December 31, 2015 – See Note 5) and SCI Home Health. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of March 31, 2016 and December 31, 2015, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

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

DERIVATIVE FINANCIAL INSTRUMENTS — The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2016 and December 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common stock.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015.

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

At March 31, 2016 and December 31, 2015, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 8):

	Fair Value	Fair Value Measurements at
	As of	March 31, 2016
Description	March 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$293,604	-	293,604	-

Total	$293,604	-	293,604	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2015
Description	December 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$302,580	-	302,580	-

Total	$302,580	-	302,580	-

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

NOTE 3 - BALANCE SHEET INFORMATION

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015

Furniture and fixtures	$3,940	$3,940
Office equipment	5,641	5,641
	9,581	9,581
Less accumulated depreciation	(1,192)	(692)
	$8,389	$8,889

Depreciation expense for the three months ended March 31, 2016 and 2015 was $500 and $314, respectively.

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $60,429,635 as of March 31, 2016. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The events or circumstances that may prevent the accomplishment of our business objectives, include, with limitation, (i) the fact that, if the Company does not raise a minimum of $30,000,000 within the next 12 months to pay debts incurred in connection with the Company’s acquisition of SCI and Traditions Home Care, Inc., Grace Home Health Care, Inc. and Watson Health Care, Inc. and Affordable Nursing, Inc. As a result of the Termination Agreement with BHCA (See Note 5) the Company’s only operating facility is SCI. Revenues from SCI have significantly decreased primarily due to the sudden departure of the administrator of SCI. The Company has transitioned this position to a new administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new administrator, the Company expects this to be resolved in the near future.

The unaudited condensed consolidated interim financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - DISCONTINUED OPERATION

On November 20, 2013, Accelera executed a Stock Purchase Agreement (the “SPA”) and its wholly owned subsidiary, Accelera Healthcare Management Service Organization LLC (“Accelera HMSO”), executed an Operating Agreement with Blaise J. Wolfrum, M.D. and Behavioral Health Care Associates, Ltd. (“BHCA”). Accelera acquired 100% of the 100,000 issued and outstanding shares of BHCA from Dr. Wolfrum. Accelera HMSO as a wholly owned subsidiary of Accelera will operate BHCA in accordance with the Operating Agreement.

Pursuant the SPA, the Company agreed to pay to Dr. Wolfrum a purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 was payable on September 30, 2015, $750,000 is payable on November 30, 2015, and $2,800,000 is payable on December 31, 2015. The payment due on September 30, 2015, November 30, 2015 and December 31, 2015 were not paid.

On March 31, 2016, the Company, Blaise J. Wolfrum, M.D., and BHCA executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016. The historical financial results of BHCA are reflected in the Company’s unaudited condensed consolidated interim financial statements and footnotes as discontinued operations for all periods presented.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three months ended March 31, 2015.

Three
Months Ended
March 31, 2015

Revenues	$660,469
Gross profit	301,466
Income from operations	99,656
Income before income taxes	99,656
Income tax expense	-
Income from operations of discontinued operation	99,656

For the three months ended March 31, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

As a result of the Termination Agreement, the Company recognized a gain from the disposal of BHCA of $4,239,585, principally a result of the cancelation of the $4,550,000 subordinated unsecured note payable which is the consideration the Company received for entering into the Termination Agreement.

NOTE 6 - SHORT-TERM NOTES PAYABLES

Short-term notes payable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015

At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	525,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	16,314	32,014
	$885,821	$901,521

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

NOTE 7 - CONVERTIBLE NOTES

On August 28, 2015, the Company issued a convertible note to an investor that provides for a maximum borrowing of $250,000. During the year ended December 31, 2015 and the three months ended March 31, 2016, the Company borrowed $55,556 and $27,778, respectively, under this convertible note. The convertible note (i) is unsecured, (ii) contains a 10% original issue discount (iii) is interest free for the first 90 days and 12% per annum thereafter, and (iv) is due on August 28, 2017. The outstanding balance of under this convertible note is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the lowest trading price in the 25 trading days prior to the conversion.

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

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception was calculated to be $349,886, which is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount up to the face amount of the convertible notes of $202,018 with the remaining $136,640 and $19,562, respectively, begin charge as a financing cost during the year ended December 31, 2015 and three months ended March 31, 2016. The debt discount is being amortized over the term of the convertible note. The Company recognized additional interest expense of $60,913 during the three months ended March 31, 2016 related to the amortization of the debt discount.

NOTE 8 - DERIVATIVE LIABILITY

The convertible note discussed in Note 7 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2016:

Stock price	$0.12
Risk free rate	0.59%
Volatility	325%
Conversion/ Exercise price	$0.06 - $0.072
Dividend rate	0%
Term (years)	0.53 to 1.41

The following table represents the Company’s derivative liability activity for the period ended March 31, 2016:

Derivative liability at December 31, 2015	$302,580
Derivative liability associated with new convertible note	44,561
Change in fair value of derivative liability during period	(53,537)
Derivative liability at March 31, 2016	$293,604

NOTE 9 - COMMITMENTS

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

The Company has also agreed to hire Angelo L. Cadiente as Grace’s Chief Executive Officer upon the Grace Closing Date. Under the terms of his proposed employment agreement, Mr. Cadiente will become the Chief Executive Officer for Grace for a period of three years beginning on the Grace Closing Date and pay him an annual base salary of $175,000 plus a bonus in an amount equal to 5% of the increase in Grace’s gross revenue from the base gross revenue earned in the previous year and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Grace from the base EBITDA of Grace in the previous year. In addition, Mr. Cadiente will be entitled to four weeks of vacation, twelve sick days and health benefits and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Cadiente is subject to a restriction on solicitation of Grace’s customers or clients following termination of his employment agreement for a period of one year. Since no consideration has been paid as of March 31, 2016, the acquisition is consider incomplete and not final.

Planned Acquisition of the assets of Watson Health Care, Inc. and Affordable Nursing, Inc.

On November 25, 2014, the Company entered into an asset purchase agreement (the “Watson-Affordable Nursing APA”) with Watson Health Care, Inc. (“Watson”) and Affordable Nursing, Inc. (“Affordable”) (Watson and Affordable are collectively referred to as the “Sellers”), providers of home health care services, pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their assets, for an aggregate purchase price of $3,000,000 (the “Watson-Affordable Purchase Price”). The Watson-Affordable Purchase Price will be paid by us as follows: $1,000,000 on or before January 15, 2015 (the “Watson-Affordable Closing Date”), $1,000,000 on or before nine months after the Watson-Affordable Closing Date, and $1,000,000 on or before twelve months after the Watson-Affordable Closing Date. However, the Company has the right to extend the Watson-Affordable Closing Date by an additional sixty (60) days. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. The Watson-Affordable APA contains customary representations and warranties and is subject to certain events of default. In addition, Kevin Watson, the sole owner of Watson and Affordable and the Company will mutually agree to a transition period where Mr. Watson will work with Watson and Affordable to transition their operations to the Company. Further, the Company, Watson and Affordable will identify certain employees of Watson and Affordable who will enter into employment agreements with the Company. Since no consideration has been paid as of March 31, 2016, the acquisition is consider incomplete and not final.

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

The Company has also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year. Since no consideration has been paid as of December 31, 2015, the acquisition is consider incomplete and not final. On July 6, 2015, the agreement was amended to extend the closing date to October 1, 2015. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. Since no consideration has been paid as of March 31, 2016, the acquisition is consider incomplete and not final.

NOTE 10 - STOCKHOLDERS’ DEFICIT

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

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of March 31, 2016.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 46,761,216 and 45,011,216 issued and outstanding shares as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, the Company issued 1,750,000 shares for the conversion of $24,000 of convertible notes payable.

NOTE 11 - STOCK-BASED COMPENSATION

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $613,644 and $1,146,408 for the three months ended March 31, 2016 and 2015, respectively, which were included in general and administrative expenses. As of March 31, 2016, there was $1,055,500 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.25 years.

The following is a summary of the outstanding options, as of March 31, 2016:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2015	5,803,250	3.89	0.0001	1.5
Granted	-
Exercised	-
Forfeited/Expires	-
Outstanding, December 31, 2015	5,803,250	3.89	0.0001	1.25
Exercisable, December 31, 2015	5,445,750	3.89	0.0001	0.65

NOTE 12 - RELATED PARTY TRANSACTIONS

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

At March 31, 2016 and December 31, 2015, advances from related party was $340,680 and $243,799, respectively. These advances are non-interest bearing and payable upon demand.

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

Our current plans, predicated on raising $30,000,000 from the sale of shares of common stock will allow the Company to meet the milestones and requirements of its proposed acquisitions. The use of proceeds from the planned capital raise will be to fund the closings of BHCA, SCI, Grace, Watson, Affordable and Traditions. In addition, the Company will use excess funds to cover general corporate expenses, as well as the implementation of its technology into the operations of the acquired companies. As a result of the Termination Agreement with BHCA (See Note 5) our only operating facility is SCI. Revenues from SCI have significantly decreased primarily due to the sudden departure of the administrator of SCI. We have transitioned this position to a new administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new administrator, we expect this to be resolved in the near future.

The Company has contacted several debt providers for both asset backed lending and cash flow lending. These include commercial banks as well as Hedge Funds which specialize in lower middle market lending. There is no assurance that the Company will be successful in raising debt and/or the cost of debt may be detrimental to the operations of the acquisitions and/or the Company.

Going Concern

Because we had a cash overdraft of $6,242 at March 31, 2016, which is insufficient to fund our operations and an accumulated deficit $60,429,635 there is substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of Behavioral Health Care Associates, Ltd. a discontinued operation (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three months ended March 31, 2016 and 2015:

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended		Dollar	Percentage
	March 31, 2016	March 31, 2015	Change	Change
Revenue	$-	$401,519	$(401,519)	-100.0%
Cost of revenue	-	49,834	(49,834)	-100.0%
Gross profit	-	351,685	(351,685)	-100.0%
Total operating expenses	705,160	2,672,301	(1,967,141)	-73.6%
Other expense	(36,939)	-	(36,939)	N/A
Discontinued operations	4,239,585	99,656	4,139,929	4154.2%
Net loss	3,497,486	(2,220,960)	5,718,446	-257.5%

Revenue

Total revenue decreased by $401,519 to $0 for the three months ended March 31, 2016 compared to $401,516 in the same period in 2015. This decrease in total revenue is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). We have transitioned this position to a new Administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new Administrator, we expect this to be resolved in the near future.

Gross Profit

Gross profit decreased by $351,685 to $0 for the three months ended March 31, 2016 compared to $351,685 in the same period in 2015. This decrease in gross profit is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). As described above.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 decreased by $1,967,141 to $705,160, compared to $2,672,301 during the same period in 2015. The decrease is principally a result of lower stock option expense and common stock issued for services, and lower operating cost for SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health).

Other Expenses

Total other expenses for the three months ended March 31, 2016 increased by $36,939 to $36,939, compared to $0 during the same period in 2015. The increase is due to interest expense and financing costs and change in the value of our derivative liability all in connection with the issuance of convertible notes payable.

Discontinued Operations

On March 31, 2016, we, Blaise J. Wolfrum, M.D., and Behavioral Health Care Associates, Ltd. (“BHCA”) executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three months ended March 31, 2015.

Three
Months Ended
March 31, 2015

Revenues	$660,469
Gross profit	301,466
Income from operations	99,656
Income before income taxes	99,656
Income tax expense	-
Income from operations of discontinued operation	99,656

For the three months ended March 31, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

As a result of the Termination Agreement, the Company recognized a gain from the disposal of BHCA of $4,239,585, principally a result of the cancelation of the $4,550,000 subordinated unsecured note payable

Net Loss

The net income for the three months ended March 31, 2016 was $3,497,486, an increase of $5,718,446 compared to a net loss of $2,220,960 during the same period in 2015, as a result of factors described above, principally the gain on the disposition of BHCA.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2016, our working capital deficit amounted to $2,223,273, a decrease of $4,172,544 as compared to working capital deficit of $6,395,817 as of December 31, 2015. This decrease is primarily a result of the cancelation of the $4,550,000 subordinated unsecured note payable as a result of the Termination Agreement with BHCA. Working capital deficit at March 31, 2016 included current assets of $29,793 offset by current liabilities of $2,253,066.

Net cash used in operating activities was $105,799 during the three months ended March 31, 2016 compared to net cash provided by operating activities of $158,718 in the same period in 2015. The increase in cash used in operating activities is primarily attributable the lack of revenue generated from operations in 2016.

Net cash used in investing activities during the three months ended March 31, 2016 was $481,188 compared to $2,950 in the same period in 2015. The increase was a result of the cash retained by BHCA as a result of the Termination Agreement.

Net cash provided by financing activities during the three months ended March 31, 2016 was $112,423 compared to $32,420 in the same period in 2015. The increase is primarily a result of the proceeds from convertible notes payable and advances from related parties.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss from continuing operations of $742,099 and at March 31, 2016, a working capital deficit, stockholders’ deficit and accumulated deficit of $2,223,273 and $60,429,635, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Derivative Financial Instruments

We evaluate all of our agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Our only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of our common stock.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2016 we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of the period ended March 31, 2016, the Company issued 1,750,000 shares of its unregistered common stock for the conversion of convertible notes. The issuances of the Company’s shares of common discussed above was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed or Furnished Herewith

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws of the Company	10	3.2	08/28/2008

3.4	Certificate of Designations of 8% Convertible Preferred Stock	8-K	3.4	5/13/2015

10.1	Subscription Agreement by and among Accelera Innovations, Inc. and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among Accelera Innovations, Inc. and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing internet based software (CareNav) by and among Accelera Innovations, Inc. and Synergistic Holdings	8-K	10.1	08/29/2011

10.4	First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.	8-K	10.1	04/16/2012

10.5	Company creates 2011 Employee Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among Accelera Innovations, Inc. and John Wallin as CEO	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among Accelera Innovations, Inc. and James Millikan as COO	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among Accelera Innovations, Inc. and Cindy Boerum as CSO	8-K	10.3	04/30/2012

10.9	Lock-up and Leek-out Agreement between Accelera Innovations, Inc. and holder of common stock of Accelera Innovations, Inc.	S-1	10.5	05/22/2012

10.10	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Behavioral Health Care Associates Ltd	8-K	10.1	12/02/2013
10.11	Operating Agreement by and among Accelera Innovations, Inc. and Accelera Healthcare Management Service Organization LLC	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-3	12/02/2013

10.13	Secured Promissory Note in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum MD for Behavioral Health Care Associates Ltd	8-K	10-4	12/02/2013

10.14	Assignment of Stock in reference to Stock Purchase Agreement by and among Company and Blaise Wolfrum for Behavioral Health Care Associates Ltd	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among Accelera Innovations, Inc. and Blaise Wolfrum MD as President of the Accelera business unit Behavioral Health Care Associates Ltd,	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement between Company and Blaise Wolfrum MD	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among Accelera Innovations, Inc. and At Home Health Services LLC and All Staffing Services LLC	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among Accelera Innovations, Inc. and At Home Health Management LLC	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among Accelera Innovations, Inc. and Rose M. Gallagher as President of Accelera business unit At Home Health	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel P. Gallagher as Director of Marketing and Business Development at Home Health	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Software Technology agreement payment dates by and among Accelera Innovations, Inc. and Synergistic Holdings LLC	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among Accelera Innovations, Inc. and Daniel Freeman as CFO	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among Accelera Innovations, Inc. and SCI Home Health Inc.	8-K	10-1	10/14/2014

10.24	Promissory Note by and among Accelera Innovations, Inc. and AOK Property Investments LLC to purchase SCI Home Health Inc.	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care. Employment Agreement by and among Accelera Innovations, Inc. and Angelo L. Cadiente as CEO of the Accelera business unit Grace Home Health	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among Accelera Innovations, Inc. and Watson Health Care Inc. and Affordable Nursing, Inc. dated November 25, 2014.	8-K	10.2	12/04/2014
10.28	Amendment to Purchase Agreement between Accelera Innovations, Inc. and Traditions Home Health Care Inc. dated January 5, 2015.				X

10.29	Amendment dated May 7, 2015 to First Amendment and Modification to Licensing Agreement between Synergistic Holdings, LLC and Accelera Innovations, Inc. dated as of April 13, 2012.				X

10.30	Separation Agreement between Accelera Innovations, Inc. and Daniel Freemen dated as of May 8, 2015.	X

10.31	Amendment dated May 7, 2015 to Stock Purchase Agreement by and among Accelera Innovations, Inc. and Grace Home Health Care dated November 25, 2014.	X

10.32	Amendment dated May 10, 2015 to Asset Purchase Agreement by and among Accelera Innovations, Inc., Watson Health Care Inc. and Grace Affordable Nursing, Inc. dated November 25, 2014.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer	X

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2016

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

