Form 10-Q
period 2016-06-30
ACCELERA INNOVATIONS, INC.
filed 2016-08-19
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,761,216 shares of common stock, par value $.0001 per share, outstanding as of August 18, 2016.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets:
Prepaid expenses and other current assets	$29,643	$29,793
Net assets of discontinued operations	-	481,188
Total current assets	29,643	510,981

Property and equipment, net	7,889	8,889
Security deposit	1,805	1,805
TOTAL ASSETS	$39,337	$521,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$7,066	$6,624
Short-term notes payable	882,821	901,521
Subordinated unsecured note payable	-	4,550,000
Convertible notes, net of discount of $134,083	42,351	-
Advances from related party	410,795	243,799
Accounts payable	398,416	408,920
Accrued expenses	333,935	322,581
Derivative liability	475,191	302,580
Net liabilities of discontinued operations	-	170,773
Total current liabilities	2,550,575	6,906,798

Convertible notes, net of discount of $40,277 and $158,806 and net of current portion	19,057	15,434
TOTAL LIABILITIES	2,569,632	6,922,232

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	20
Common stock, $0.0001 par value, 100,000,000 shares authorized, 45,011,216 and 46,761,216 shares issued and outstanding at June 30, 2016 and December 31, 2015	4,676	4,501
Additional paid-in capital	56,900,600	55,955,631
Common stock issuable	1,566,412	1,566,412
Accumulated deficit	(61,002,003)	(63,927,121)
Total stockholders’ deficit	(2,530,295)	(6,400,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,337	$521,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$353,169	$-	$754,688
Cost of revenues	-	15,925	-	65,759
Gross profit	-	337,244	-	688,929

Operating expenses:
General and administrative expenses	416,059	7,069,668	1,121,219	9,741,969
Total operating expenses	416,059	7,069,668	1,121,219	9,741,969
Loss from operations	(416,059)	(6,732,424)	(1,121,219)	(9,053,040)

Other expense
Interest expense and financing costs	(195,694)	(783,015)	(286,170)	(783,015)
Change in fair value of derivative liability	39,385	-	92,922	-
Total operating expenses	(156,309)	(783,015)	(193,248)	(783,015)

Loss before provision for taxes	(572,368)	(7,515,439)	(1,314,467)	(9,836,055)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(572,368)	(7,515,439)	(1,314,467)	(9,836,055)

Discontinued operations, net of tax
Gain from disposal of discontinued operation	-	-	4,239,585	-
Income from operations of discontinued operation	-	276,243	-	375,899
	-	276,243	4,239,585	375,899

Net income (loss)	$(572,368)	$(7,239,196)	$2,925,118	$(9,460,156)

Preferred stock dividend	15,835	9,396	31,669	9,396

Net income (loss) attributed to common stockholders	$(588,203)	$(7,248,592)	$2,893,449	$(9,469,552)

Weighted average shares outstanding - basic and diluted	46,761,216	42,293,512	45,950,776	41,447,368

Earnings (loss) per share - basic and diluted
Continuing operations	$(0.01)	$(0.18)	$(0.03)	$(0.24)
Discontinued operations	$-	$0.01	$0.09	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$2,925,118	$(9,460,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on discontinued operations	(4,239,585)	-
Depreciation	1,000	629
Stock options expense	921,144	3,038,649
Shares issued for services	-	6,243,367
Amortization of debt discount	122,474	-
Change in fair value of derivative liability	(92,922)	-
Financing costs associated with convertible note	135,533	-
Offering cost for preferred stock subscription	-	141,430
Change in current assets and liabilities:
Accounts receivable	-	(128,725)
Prepaid expenses and other current assets	150	3,076
Accounts payable	(10,504)	194,983
Accrued expenses	11,354	40,895
Net cash provided by (used in) operating activities	(226,238)	74,148

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,767)
Cash retained by discontinued operation	(481,188)	-
Net cash used in investing activities	(481,188)	(3,767)

FINANCING ACTIVITIES:
Proceeds from convertible notes	77,500	-
Proceeds from notes payable		185,000
Payment on notes payable	(18,700)	(4,495)
Advances from (payments to) related parties	166,996	18,258
Cash overdraft	7,066	-
Net cash provided by financing activities	232,862	198,763

NET INCREASE (DECREASE) IN CASH	(474,564)	269,144

CASH, BEGINNING BALANCE	474,564	54,862

CASH, ENDING BALANCE	$-	$324,006

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to common stock	$24,000	$-

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

Accelera is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company has acquired Behavioral Health Care Associates, Ltd. (“BHCA”) (On March 31, 2016, the Company and BHCA entered into a Termination Agreement -- See Note 5) and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”) which offers personal care to patients in the Chicago, Illinois area.

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

CASH – All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of June 30, 2016 and December 31, 2015, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

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

DERIVATIVE FINANCIAL INSTRUMENTS – The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016 and December 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common stock.

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

INCOME TAXES – The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

STOCK BASED COMPENSATION – The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505 at measurement date. For awards with service or performance conditions, the Company generally recognize expense over the service period or when the performance condition is met.

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

FINANCIAL INSTRUMENTS – FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015.

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

At June 30, 2016 and December 31, 2015, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 8):

		Fair Value Measurements at
	Fair Value	June 30, 2016
	As of	Using Fair Value Hierarchy
Description	June 30, 2016	Level 1	Level 2	Level 3
Derivative liability - conversion feature	$475,191	$-	475,191	-

Total	$475,191	$-	475,191	-

		Fair Value Measurements at
	Fair Value	December 31, 2015
	As of	Using Fair Value Hierarchy
Description	December 31, 2015	Level 1	Level 2	Level 3
Derivative liability - conversion feature	$302,580	-	302,580	-

Total	$302,580	-	302,580	-

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

NOTE 3 - BALANCE SHEET INFORMATION

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015

Furniture and fixtures	$3,940	$3,940
Office equipment	5,641	5,641
	9,581	9,581
Less accumulated depreciation	(1,692)	(692)
	$7,889	$8,889

Depreciation expense for the six months ended June 30, 2016 and 2015 was $1,000 and $629, respectively.

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $61,002,003 as of June 30, 2016. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The events or circumstances that may prevent the accomplishment of our business objectives, include, with limitation, (i) the fact that, if the Company does not raise a minimum of $30,000,000 within the next 12 months to pay debts incurred in connection with the Company’s acquisition of SCI, Traditions Home Care, Inc., Grace Home Health Care, Inc. and Watson Health Care, Inc. and Affordable Nursing, Inc. As a result of the Termination Agreement with BHCA (See Note 5) the Company’s only operating facility is SCI. Revenues from SCI have significantly decreased primarily due to the sudden departure of the administrator of SCI. The Company has transitioned this position to a new administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new administrator, the Company expects this to be resolved in the near future.

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

On June 30, 2016, the Company, Blaise J. Wolfrum, M.D., and BHCA executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016. The historical financial results of BHCA are reflected in the Company’s unaudited condensed consolidated interim financial statements and footnotes as discontinued operations for all periods presented.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three and six months ended June 30, 2015.

	Three	Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2015

Revenues	$987,584	$1,648,053
Gross profit	413,620	715,086
Income from operations	276,243	375,899
Income before income taxes	276,243	375,899
Income tax expense	-	-
Income from operations of discontinued operation	276,243	375,899

For the six months ended June 30, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

As a result of the Termination Agreement, the Company recognized a gain from the disposal of BHCA of $4,239,585, principally a result of the cancelation of the $4,550,000 subordinated unsecured note payable which is the consideration the Company received for entering into the Termination Agreement.

NOTE 6 - SHORT-TERM NOTES PAYABLES

Short-term notes payable at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015

At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	525,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	13,314	32,014
	$882,821	$901,521

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

NOTE 7 - CONVERTIBLE NOTES

Convertible notes at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Convertible note dated August 28, 2015; interest of $6,667 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	$31,556	$55,556
Convertible note dated December 16, 2015; non-interest bearing; convertible into shares of common stock at 50% of the market price on the date of conversion.	118,684	118,684
Convertible note dated March 10, 2016; interest of $3,333 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	27,778	-
Convertible note dated May 5, 2016; interest at 8% per annum; due May 5, 2017; convertible into shares of common stock at 65% of the lowest trading price 20 days prior to conversion.	110,250	-
Total convertible notes	288,268	174,240
Unamortized debt discount	(174,360)	(158,806)
Convertible notes, net of discount	113,908	15,434
Less notes receivable collateralized by convertible note	(52,500)	-
Convertible notes	61,408	15,434
Less current portion	(42,351)	-
Long-term portion	$19,057	$15,434

During the six months ended June 30, 2016, the Company issued two convertible notes totaling $110,250 (includes $5,250 of original issue discounts) to one investor for which the Company received $52,500 in cash and a note receivable from the same investor totaling $52,500. Since the note receivable was issued to the Company as payment for a convertible note, the Company has not presented this note receivable as an asset, but as an offset to the convertible note balance. In addition to the above two convertible note, during the six months ended June 30, 2016, the Company issued one additional convertible note to another investors for gross proceeds of $25,000 ($27,778 less $2,778 of original issue discount).

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount up to the face amount of the convertible notes with the remaining amount being charge as a financing cost. The debt discount is being amortized over the term of the convertible notes. The Company recognized additional interest expense of $122,474 during the six months ended June 30, 2016 related to the amortization of the debt discount.

A rollfoward of the convertible note from December 31, 2015 to June 30, 2016 is below:

Convertible notes, December 31, 2015	$15,434
Issued for cash	77,500
Issued for original issue discount	8,028
Conversion to common stock	(24,000)
Debt discount related to new convertible notes	(138,028)
Amortization of debt discounts	122,474
Convertible notes, June 30, 2016	$61,408

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

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2016:

Stock price	$0.068
Risk free rate	0.45%
Volatility	325%
Conversion/ Exercise price	$0.034 - $0.041
Dividend rate	0%
Term (years)	0.28 to 1.16

The following table represents the Company’s derivative liability activity for the period ended June 30, 2016:

Derivative liability at December 31, 2015	$302,580
Derivative liability associated with new convertible note	265,533
Change in fair value of derivative liability during period	(92,922)
Derivative liability at June 30, 2016	$475,191

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

The Company has also agreed to hire Angelo L. Cadiente as Grace’s Chief Executive Officer upon the Grace Closing Date. Under the terms of his proposed employment agreement, Mr. Cadiente will become the Chief Executive Officer for Grace for a period of three years beginning on the Grace Closing Date and pay him an annual base salary of $175,000 plus a bonus in an amount equal to 5% of the increase in Grace’s gross revenue from the base gross revenue earned in the previous year and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Grace from the base EBITDA of Grace in the previous year. In addition, Mr. Cadiente will be entitled to four weeks of vacation, twelve sick days and health benefits and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Cadiente is subject to a restriction on solicitation of Grace’s customers or clients following termination of his employment agreement for a period of one year. Since no consideration has been paid as of June 30, 2016, the acquisition is consider incomplete and not final.

Planned Acquisition of the assets of Watson Health Care, Inc. and Affordable Nursing, Inc.

On November 25, 2014, the Company entered into an asset purchase agreement (the “Watson-Affordable Nursing APA”) with Watson Health Care, Inc. (“Watson”) and Affordable Nursing, Inc. (“Affordable”) (Watson and Affordable are collectively referred to as the “Sellers”), providers of home health care services, pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of their assets, for an aggregate purchase price of $3,000,000 (the “Watson-Affordable Purchase Price”). The Watson-Affordable Purchase Price will be paid by us as follows: $1,000,000 on or before January 15, 2015 (the “Watson-Affordable Closing Date”), $1,000,000 on or before nine months after the Watson-Affordable Closing Date, and $1,000,000 on or before twelve months after the Watson-Affordable Closing Date. However, the Company has the right to extend the Watson-Affordable Closing Date by an additional sixty (60) days. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. The Watson-Affordable APA contains customary representations and warranties and is subject to certain events of default. In addition, Kevin Watson, the sole owner of Watson and Affordable and the Company will mutually agree to a transition period where Mr. Watson will work with Watson and Affordable to transition their operations to the Company. Further, the Company, Watson and Affordable will identify certain employees of Watson and Affordable who will enter into employment agreements with the Company. Since no consideration has been paid as of June 30, 2016, the acquisition is consider incomplete and not final.

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

The Company has also agreed to hire Sonny Nix (“Nix”) as Traditions’ Chief Executive Officer, pursuant to the terms of the employment agreement attached as Exhibit B to the Traditions SPA (the “Employment Agreement”). The Employment Agreement will only become effective upon closing of the Traditions SPA. Under the Employment Agreement, Nix will become the Chief Executive Officer for Traditions for a period of three years beginning on the Closing Date and pay him an annual base salary of $150,000 plus a bonus in an amount equal to 5% of the increase in Traditions’ gross revenue from the base gross revenue earned in the previous year, and an additional amount equal to 10% of the base earnings before interest, taxes, depreciation and amortization (“EBITDA”) increases of Traditions from the base EBITDA of Traditions in the previous year. In addition, Nix will be entitled to three weeks of vacation, twelve sick days, and health benefits. Nix is subject to a restriction on solicitation of Traditions’ customers or clients following termination of his Employment Agreement for a period of one year. Since no consideration has been paid as of December 31, 2015, the acquisition is consider incomplete and not final. On July 6, 2015, the agreement was amended to extend the closing date to October 1, 2015. On September 15, 2015, the parties agreed to extend the final closing until January 1, 2016. Since no consideration has been paid as of June 30, 2016, the acquisition is consider incomplete and not final.

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

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of June 30, 2016.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 46,761,216 and 45,011,216 issued and outstanding shares as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, the Company issued 1,750,000 shares for the conversion of $24,000 of convertible notes payable.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $921,144 and $3,038,649 for the six months ended June 30, 2016 and 2015, respectively, which were included in general and administrative expenses. As of June 30, 2016, there was $747,500 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.0 years.

The following is a summary of the outstanding options, as of June 30, 2016:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2015	5,803,250	3.89	0.0001	1.5
Granted	-
Exercised	-
Forfeited/Expires	-
Outstanding, June 30, 2015	5,803,250	3.89	0.0001	1.0
Exercisable, June 30, 2015	5,549,500	3.89	0.0001	0.4

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

At June 30, 2016 and December 31, 2015, advances from related party was $410,795 and $243,799, respectively. These advances are non-interest bearing and payable upon demand.

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

Our current plans, predicated on raising $30,000,000 from the sale of shares of common stock will allow the Company to meet the milestones and requirements of its proposed acquisitions. The use of proceeds from the planned capital raise will be to fund the closings of BHCA, SCI, Grace, Watson, Affordable and Traditions. In addition, the Company will use excess funds to cover general corporate expenses, as well as the implementation of its technology into the operations of the acquired companies. . As a result of the Termination Agreement with BHCA (See Note 5) our only operating facility is SCI. Revenues from SCI have significantly decreased primarily due to the sudden departure of the administrator of SCI. We have transitioned this position to a new administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new administrator, we expect this to be resolved in the near future.

The Company has contacted several debt providers for both asset backed lending and cash flow lending. These include commercial banks as well as Hedge Funds which specialize in lower middle market lending. There is no assurance that the Company will be successful in raising debt and/or the cost of debt may be detrimental to the operations of the acquisitions and/or the Company.

Going Concern

Because we had a cash overdraft of $7,066 at June 30, 2016, which is insufficient to fund our operations and an accumulated deficit $61,002,003 there is substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of Behavioral Health Care Associates, Ltd. a discontinued operation (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended		Dollar	Percentage
	June 30, 2016	June 30, 2015	Change	Change
Revenue	$-	$353,169	$(353,169)	-100.0%
Cost of revenue	-	15,925	(15,925)	-100.0%
Gross profit	-	337,244	(337,244)	-100.0%
Total operating expenses	416,059	7,069,668	(6,653,609)	-94.1%
Other expense	(156,309)	(783,015)	626,706	-80.0%
Discontinued operations	-	276,243	(276,243)	-100.0%
Net loss	(572,368)	(7,239,196)	6,666,828	-92.1%

Revenue

Total revenue decreased by $353,169 to $0 for the three months ended June 30, 2016 compared to $353,169 in the same period in 2015. This decrease in total revenue is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). We have transitioned this position to a new Administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new Administrator, we expect this to be resolved in the near future.

Gross Profit

Gross profit decreased by $337,244 to $0 for the three months ended June 30, 2016 compared to $337,244 in the same period in 2015. This decrease in gross profit is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). As described above.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 decreased by $6,653,609 to $416,059, compared to $7,069,668 during the same period in 2015. The decrease is principally a result of lower stock option expense and common stock issued for services, and lower operating cost for SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health).

Other Expenses

Total other expenses for the three months ended June 30, 2016 decreased by $626,706 to $156,309, compared to $783,015 during the same period in 2015. The decrease is due to lower interest expense and financing costs for the three months ended June 30, 2016 as a result of penalty interest incurred in the same period in 2015 offset by a gain related to the change in the value of our derivative liability all in connection with the issuance of convertible notes payable during the 2016 period.

Discontinued Operations

On June 30, 2016, we, Blaise J. Wolfrum, M.D., and Behavioral Health Care Associates, Ltd. (“BHCA”) executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three months ended June 30, 2015.

Three
Months Ended
June 30, 2015

Revenues	$987,584
Gross profit	413,620
Income from operations	276,243
Income before income taxes	276,243
Income tax expense	-
Income from operations of discontinued operation	276,243

For the three months ended June 30, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

Net Loss

The net loss for the three months ended June 30, 2016 was $572,368, a decrease of $6,666,828 compared to $7,239,196,156 during the same period in 2015, as a result of factors described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended		Dollar	Percentage
	June 30, 2016	June 30, 2015	Change	Change
Revenue	$-	$754,688	$(754,688)	-100.0%
Cost of revenue	-	65,759	(65,759)	-100.0%
Gross profit	-	688,929	(688,929)	-100.0%
Total operating expenses	1,121,219	9,741,969	(8,620,750)	-88.5%
Other expense	(193,248)	(783,015)	589,767	-75.3%
Discontinued operations	4,239,585	375,899	3,863,686	1027.9%
Net income ( loss)	2,925,118	(9,460,156)	12,385,274	-130.9%

Revenue

Total revenue decreased by $754,688 to $0 for the six months ended June 30, 2016 compared to $754,688 in the same period in 2015. This decrease in total revenue is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). We have transitioned this position to a new Administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new Administrator, we expect this to be resolved in the near future.

Gross Profit

Gross profit decreased by $688,929 to $0 for the six months ended June 30, 2016 compared to $688,929 in the same period in 2015. This decrease in gross profit is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). As described above.

Operating Expenses

Total operating expenses for the six months ended June 30, 2016 decreased by $8,620,750 to $1,121,219, compared to $9,741,969 during the same period in 2015. The decrease is principally a result of lower stock option expense and common stock issued for services, and lower operating cost for SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health).

Other Expenses

Total other expenses for the six months ended June 30, 2016 decreased by $589,767 to $193,248, compared to $783,015 during the same period in 2015. The decrease is due to lower interest expense and financing costs for the six months ended June 30, 2016 as a result of penalty interest incurred in the same period in 2015 offset by a gain related to the change in the value of our derivative liability all in connection with the issuance of convertible notes payable during the 2016 period.

Discontinued Operations

On June 30, 2016, we, Blaise J. Wolfrum, M.D., and Behavioral Health Care Associates, Ltd. (“BHCA”) executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the six months ended June 30, 2015.

Six
Months Ended
June 30, 2015

Revenues	$1,648,053
Gross profit	715,086
Income from operations	375,899
Income before income taxes	375,899
Income tax expense	-
Income from operations of discontinued operation	375,899

For the six months ended June 30, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

As a result of the Termination Agreement, the Company recognized a gain from the disposal of BHCA of $4,239,585, principally a result of the cancelation of the $4,550,000 subordinated unsecured note payable.

Net Loss

The net income for the six months ended June 30, 2016 was $2,925,118, an increase of $12,385,274 compared to a net loss of $9,460,156 during the same period in 2015, as a result of factors described above, principally the gain on the disposition of BHCA.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2016, our working capital deficit amounted to $2,520,932, a decrease of $3,874,885 as compared to working capital deficit of $6,395,817 as of December 31, 2015. This decrease is primarily a result of the cancelation of the $4,550,000 subordinated unsecured note payable as a result of the Termination Agreement with BHCA. Working capital deficit at June 30, 2016 included current assets of $29,643 offset by current liabilities of $2,550,575.

Net cash used in operating activities was $226,238 during the six months ended June 30, 2016 compared to net cash provided by operating activities of $74,148 in the same period in 2015. The increase in cash used in operating activities is primarily attributable the lack of revenue generated from operations in 2016.

Net cash used in investing activities during the six months ended June 30, 2016 was $481,188 compared to $3,767 in the same period in 2015. The increase was a result of the cash retained by BHCA as a result of the Termination Agreement.

Net cash provided by financing activities during the six months ended June 30, 2016 was $232,862 compared to $198,763 in the same period in 2015. The increase is primarily a result of the proceeds from convertible notes payable and advances from related parties.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss from continuing operations of $1,121,219 and at June 30, 2016, a working capital deficit, stockholders’ deficit and accumulated deficit of $2,520,932 and $61,002,003, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2016 we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2016

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

