Form 10-Q
period 2016-09-30
ACCELERA INNOVATIONS, INC.
filed 2016-11-21
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,561,216 shares of common stock, par value $.0001 per share, outstanding as of November 18, 2016.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets:
Cash	$-	$-
Accounts receivable, net	1,500	-
Due from stockholder	-	-
Prepaid expenses and other current assets	29,643	29,793
Net assets of discontinued operations		481,188
Total current assets	31,143	510,981

Property and equipment, net	7,389	8,889
Security deposit	1,805	1,805
TOTAL ASSETS	$40,337	$521,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$6,104	$6,624
Short-term notes payable	882,921	901,521
Subordinated unsecured note payable	-	4,550,000
Advances from related party	403,092	243,799
Accounts payable	458,042	408,920
Accrued expenses	336,158	322,581
Convertible note, net of discount of $93,603 and $0	124,921	-
Derivative liability	221,418	302,580
Net liabilities of discontinued operations	-	170,773
Total current liabilities	2,432,656	6,906,798

Long-term subordinated unsecured note payable	-	-
Convertible note, net of discount of $0 and $158,806	-	15,434
TOTAL LIABILITIES	2,432,656	6,922,232

Commitment and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	20
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,261,216 and 45,011,216 shares issued and outstanding at September 30, 2016 and December 31, 2015	4,826	4,501
Additional paid-in capital	57,225,194	55,955,631
Common stock issuable	1,566,412	1,566,412
Accumulated deficit	(61,188,771)	(63,927,121)
Total stockholders’ deficit	(2,392,319)	(6,400,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,337	$521,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$1,500	$396,010	$1,500	$1,150,698
Cost of revenues	-	7,527	-	73,286
Gross profit	1,500	388,483	1,500	1,077,412

Operating expenses:
General and administrative expenses	359,061	3,341,331	1,480,280	13,083,300
Total operating expenses	359,061	3,341,331	1,480,280	13,083,300
Loss from operations	(357,561)	(2,952,848)	(1,478,780)	(12,005,888)

Other income (expense)
Interest expense and financing costs	(82,980)	(704,782)	(369,150)	(1,487,797)
Loss on disposal of subsidiaries	-	-	-	-
Change in fair value of derivative liability	253,773	(4,368)	346,695	(4,368)
Total other income (expense)	170,793	(709,150)	(22,455)	(1,492,165)

Loss before provision for taxes	(186,768)	(3,661,998)	(1,501,235)	(13,498,053)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(186,768)	(3,661,998)	(1,501,235)	(13,498,053)

Discontinued operations, net of tax
Gain from disposal of discontinued operation	-	-	4,239,585	-
Income (loss) from operations of discontinued operation	-	(2,312)	-	373,587
	-	(2,312)	4,239,585	373,587

Net income (loss)	$(186,768)	$(3,664,310)	$2,738,350	$(13,124,466)

Preferred stock dividend	15,834	16,009	47,503	25,405

Net income (loss) attributed to common stockholders	$(202,602)	$(3,680,319)	$2,690,847	$(13,149,871)

Weighted average shares outstanding - basic and diluted	47,206,868	43,734,541	46,372,530	42,218,137

Earnings (loss) per share - basic and diluted
Continuing operations	$(0.00)	$(0.08)	$(0.03)	$(0.32)
Discontinued operations	$0.00	$(0.00)	$0.09	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$2,738,350	$(13,124,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on discontinued operations	(4,239,585)	-
Depreciation	1,500	944
Stock options expense	1,228,644	3,652,269
Shares issued for services	-	9,079,200
Amortization of debt discount	203,231	2,508
Change in fair value of derivative liability	(346,695)	4,368
Financing costs associated with convertible note	135,533	40,848
Offering cost for preferred stock subscription	-	141,430
Change in current assets and liabilities:
Accounts receivable	(1,500)	(157,361)
Prepaid expenses and other current assets	150	(12,424)
Accounts payable	49,122	236,761
Accrued expenses	13,577	146,133
Net cash provided by (used in) operating activities	(217,673)	10,210

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,767)
Cash retained by discontinued operation	(481,188)	-
Net cash used in investing activities	(481,188)	(3,767)

FINANCING ACTIVITIES:
Proceeds from the sale of stock		10,000
Proceeds from convertible notes	77,500	50,000
Proceeds from notes payable		250,000
Payment on notes payable	(18,600)	(108,396)
Advances from (payments to) related parties	159,293	17,898
Cash overdraft	6,104	-
Net cash provided by financing activities	224,297	219,502

NET INCREASE (DECREASE) IN CASH	(474,564)	225,945

CASH, BEGINNING BALANCE	474,564	54,862

CASH, ENDING BALANCE	$-	$280,807

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes converted to common stock	$41,244	$-

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

Accelera is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company has acquired Behavioral Health Care Associates, Ltd. (“BHCA”) (On March 31, 2016, the Company and BHCA entered into a Termination Agreement - See Note 5) and SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”) which offers personal care to patients in the Chicago, Illinois area.

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of September 30, 2016 and December 31, 2015, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

ACCOUNTS RECEIVABLE – Accounts receivable are recorded at estimated value, net of allowance for doubtful accounts. Accounts receivable are not interest bearing. The allowance for doubtful accounts is based upon management’s best estimate and past collection experience. For accounts greater than 180 days, the Company carries a 100% allowance. Uncollectible accounts are charged off when all reasonable efforts to collect the accounts have been exhausted.

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

DERIVATIVE FINANCIAL INSTRUMENTS — The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2016 and December 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common stock.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015.

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

At September 30, 2016 and December 31, 2015, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 8):

		Fair Value Measurements at
	Fair Value	September 30, 2016
	As of	Using Fair Value Hierarchy
Description	September 30, 2016	Level 1	Level 2	Level 3
Derivative liability - conversion feature	$221,418	$-	221,418	-

Total	$221,418	$-	221,418	-

		Fair Value Measurements at
	Fair Value	December 31, 2015
	As of	Using Fair Value Hierarchy
Description	December 31, 2015	Level 1	Level 2	Level 3
Derivative liability - conversion feature	$302,580	$-	302,580	-

Total	$302,580	$-	302,580	-

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

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

NOTE 3 - BALANCE SHEET INFORMATION

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015

Furniture and fixtures	$3,940	$3,940
Office equipment	5,641	5,641
	9,581	9,581
Less accumulated depreciation	(2,192)	(692)
	$7,389	$8,889

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $1,500 and $944, respectively.

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenue since inception and had an accumulated deficit of $61,188,771 as of September 30, 2016. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

On September 30, 2016, the Company, Blaise J. Wolfrum, M.D., and BHCA executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016. The historical financial results of BHCA are reflected in the Company’s unaudited condensed consolidated interim financial statements and footnotes as discontinued operations for all periods presented.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three and nine months ended September 30, 2015.

	Three	Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2015

Revenues	$783,988	$2,432,041
Gross profit	464,876	1,179,962
Income from operations	(2,312)	373,587
Income before income taxes	(2,312)	373,587
Income tax expense	-	-
Income from operations of discontinued operation	(2,312)	373,587

For the nine months ended September 30, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

As a result of the Termination Agreement, the Company recognized a gain from the disposal of BHCA of $4,239,585, principally a result of the cancelation of the $4,550,000 subordinated unsecured note payable which is the consideration the Company received for entering into the Termination Agreement.

NOTE 6 - SHORT-TERM NOTES PAYABLES

Short-term notes payable at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015

At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	525,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	13,414	32,014
	$882,921	$901,521

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

NOTE 7 - CONVERTIBLE NOTES

Convertible notes at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Convertible note dated August 28, 2015; interest of $6,667 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	$14,312	$55,556
Convertible note dated December 16, 2015; non-interest bearing; convertible into shares of common stock at 50% of the market price on the date of conversion.	118,684	118,684
Convertible note dated March 10, 2016; interest of $3,333 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	27,778	-
Convertible note dated May 5, 2016; interest at 8% per annum; due May 5, 2017; convertible into shares of common stock at 65% of the lowest trading price 20 days prior to conversion.	110,250	-
Total convertible notes	271,024	174,240
Unamortized debt discount	(93,603)	(158,806)
Convertible notes, net of discount	177,421	15,434
Less notes receivable collateralized by convertible note	(52,500)	-
Convertible notes	124,921	15,434
Less current portion	(124,921)	-
Long-term portion	$-	$15,434

During the nine months ended September 30, 2016, the Company issued two convertible notes totaling $110,250 (includes $5,250 of original issue discounts) to one investor for which the Company received $52,500 in cash and a note receivable from the same investor totaling $52,500. Since the note receivable was issued to the Company as payment for a convertible note, the Company has not presented this note receivable as an asset, but as an offset to the convertible note balance. In addition to the above two convertible note, during the nine months ended September 30, 2016, the Company issued one additional convertible note to another investors for gross proceeds of $25,000 ($27,778 less $2,778 of original issue discount).

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount up to the face amount of the convertible notes with the remaining amount being charge as a financing cost. The debt discount is being amortized over the term of the convertible notes. The Company recognized additional interest expense of $203,231 during the nine months ended September 30, 2016 related to the amortization of the debt discount.

A rollfoward of the convertible note from December 31, 2015 to September 30, 2016 is below:

Convertible notes, December 31, 2015	$15,434
Issued for cash	77,500
Issued for original issue discount	8,028
Conversion to common stock	(41,244)
Debt discount related to new convertible notes	(138,028)
Amortization of debt discounts	203,231
Convertible notes, September 30, 2016	$124,921

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

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2016:

Stock price	$0.012
Risk free rate	0.59%
Volatility	325%
Conversion/ Exercise price	$0.006 - $0.072
Dividend rate	0%
Term (years)	0.03 to 0.91

The following table represents the Company’s derivative liability activity for the period ended September 30, 2016:

Derivative liability at December 31, 2015	$302,580
Derivative liability associated with new convertible note	265,533
Change in fair value of derivative liability during period	(346,695)
Derivative liability at September 30, 2016	$221,418

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10,000,000 shares of $.0001 par value preferred shares authorized, 500,000 of which have been designated as 8% Convertible Preferred Stock as of May 7, 2015.

The 500,000 shares of 8% Convertible Preferred Stock have the following the designations, rights, and preferences:

●	The stated value of each share is $4.00,

●	Holders of shares of 8% Convertible Preferred Stock do not have any voting rights,

●	The shares pay quarterly dividends in arrears at the rate of 8% per annum and on each conversion date. Subject to certain conditions, the dividends are payable at our option in cash or such dividends shall be accreted to, and increase, the outstanding Stated Value,

●	Each share is convertible into shares of our common stock at a conversion price of $4.00 per share, subject to adjustment discussed below, and

●	The conversion price of the 8% Convertible Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of September 30, 2016.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 48,261,216 and 45,011,216 issued and outstanding shares as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, the Company issued 3,250,000 shares for the conversion of $41,244 of convertible notes payable.

NOTE 10 - STOCK-BASED COMPENSATION

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $921,144 and $3,038,649 for the nine months ended September 30, 2016 and 2015, respectively, which were included in general and administrative expenses. As of September 30, 2016, there was $747,500 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 1.0 years.

The following is a summary of the outstanding options, as of September 30, 2016:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2015	5,803,250	3.89	0.0001	1.5
Granted	-
Exercised	-
Forfeited/Expires	-
Outstanding, September 30, 2015	5,803,250	3.89	0.0001	0.75
Exercisable, September 30, 2015	5,653,250	3.89	0.0001	0.75

NOTE 11 - RELATED PARTY TRANSACTIONS

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

At September 30, 2016 and December 31, 2015, advances from related party was $403,092 and $243,799, respectively. These advances are non-interest bearing and payable upon demand.

NOTE 12 – SUBSEQUENT EVENT

Subsequent to September 30, 2016, the Company issued 2,300,000 shares of common stock for the conversion of $4,830 of convertible notes payable.

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

Our current plans, predicated on raising $10,000,000 from the sale of shares of common stock will allow the Company to meet the milestones and requirements of its proposed acquisitions. The use of proceeds from the planned capital raise will be to fund future acquisitions. In addition, the Company will use excess funds to cover general corporate expenses, as well as the implementation of its technology into the operations of the acquired companies. . As a result of the Termination Agreement with BHCA (See Note 5) our only operating facility is SCI. Revenues from SCI have significantly decreased primarily due to the sudden departure of the administrator of SCI. We have transitioned this position to a new administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new administrator, we expect this to be resolved in the near future.

The Company has contacted several debt providers for both asset backed lending and cash flow lending. These include commercial banks as well as Hedge Funds which specialize in lower middle market lending. There is no assurance that the Company will be successful in raising debt and/or the cost of debt may be detrimental to the operations of the acquisitions and/or the Company.

Going Concern

Because we had a cash overdraft of $6,104 at September 30, 2016, which is insufficient to fund our operations and an accumulated deficit $61,188,771 there is substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of Behavioral Health Care Associates, Ltd. a discontinued operation (see Note 5 to our financial statements included in this report), are excluded from the following discussion. The following is a summary of the Company’s operational results for the three and nine months ended September 30, 2016 and 2015:

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Dollar Change	Percentage Change
Revenue	$1,500	$396,010	$(394,510)	-99.6%
Cost of revenue	-	7,527	(7,527)	-100.0%
Gross profit	1,500	388,483	(386,983)	-99.6%
Total operating expenses	359,061	3,341,331	(2,982,270)	-89.3%
Other income (expense)	170,793	(709,150)	879,943	-124.1%
Discontinued operations	-	(2,312)	2,312	-100.0%
Net loss	(186,768)	(3,664,310)	3,477,542	-94.9%

Revenue

Total revenue decreased by $394,510 to $1,500 for the three months ended September 30, 2016 compared to $396,010 in the same period in 2015. This decrease in total revenue is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). We have transitioned this position to a new Administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new Administrator, we expect this to be resolved in the near future.

Gross Profit

Gross profit decreased by $386,983 to $1,500 for the three months ended September 30, 2016 compared to $388,483 in the same period in 2015. This decrease in gross profit is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). As described above.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 decreased by $2,982,270 to $359,061, compared to $3,341,331 during the same period in 2015. The decrease is principally a result of lower stock option expense and common stock issued for services, and lower operating cost for SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health).

Other Income (Expenses)

Total other income for the three months ended September 30, 2016 increased by $879,943 to $170,793, compared to other expenses of $709,150 during the same period in 2015. The increase is due to lower interest expense and financing costs for the three months ended September 30, 2016 as a result of penalty interest incurred in the same period in 2015 and by a gain related to the change in the value of our derivative liability all in connection with the issuance of convertible notes payable during the 2016 period.

Discontinued Operations

On March 31, 2016, we, Blaise J. Wolfrum, M.D., and Behavioral Health Care Associates, Ltd. (“BHCA”) executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the three months ended September 30, 2015.

Three
Months Ended
September 30, 2015

Revenues	$783,988
Gross profit	464,876
Income from operations	(2,312)
Income before income taxes	(2,312)
Income tax expense	-
Income from operations of discontinued operation	(2,312)

For the three months ended September 30, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

Net Loss

The net loss for the three months ended September 30, 2016 was $186,768, a decrease of $3,477,542 compared to $3,664,310 during the same period in 2015, as a result of factors described above.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Dollar Change	Percentage Change
Revenue	$1,500	$1,150,698	$(1,149,198)	-99.9%
Cost of revenue	-	73,286	(73,286)	-100.0%
Gross profit	1,500	1,077,412	(1,075,912)	-99.9%
Total operating expenses	1,480,280	13,083,300	(11,603,020)	-88.7%
Other expense	(22,455)	(1,492,165)	1,469,710	-98.5%
Discontinued operations	4,239,585	373,587	3,865,998	1034.8%
Net income ( loss)	2,738,350	(13,124,466)	15,862,816	-120.9%

Revenue

Total revenue decreased by $1,149,198 to $1,500 for the nine months ended September 30, 2016 compared to $1,150,698 in the same period in 2015. This decrease in total revenue is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). We have transitioned this position to a new Administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new Administrator, we expect this to be resolved in the near future.

Gross Profit

Gross profit decreased by $1,075,912 to $1,500 for the nine months ended September 30, 2016 compared to $1,077,412 in the same period in 2015. This decrease in gross profit is primarily due to the sudden departure of the Administrator of SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health). As described above.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2016 decreased by $11,603,020 to $1,480,280, compared to $13,083,300 during the same period in 2015. The decrease is principally a result of lower stock option expense and common stock issued for services, and lower operating cost for SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health).

Other Expenses

Total other expenses for the nine months ended September 30, 2016 decreased by $1,469,710 to $22,455, compared to $1,492,165 during the same period in 2015. The decrease is due to lower interest expense and financing costs for the nine months ended September 30, 2016 as a result of penalty interest incurred in the same period in 2015 offset by a gain related to the change in the value of our derivative liability all in connection with the issuance of convertible notes payable during the 2016 period.

Discontinued Operations

On March 31, 2016, we, Blaise J. Wolfrum, M.D., and Behavioral Health Care Associates, Ltd. (“BHCA”) executed a Termination Agreement by which the SPA was terminated effect as of January 1, 2016. BHCA is accounted for as a discontinued operation as of January 1, 2016.

The following table displays summarized activity in the Company’s unaudited condensed consolidated statements of operations for discontinued operations during the nine months ended September 30, 2015.

Nine
Months Ended
September 30, 2015

Revenues	$2,432,041
Gross profit	1,179,962
Income from operations	373,587
Income before income taxes	373,587
Income tax expense	-
Income from operations of discontinued operation	373,587

For the nine months ended September 30, 2016, there was no activity in the Company’s unaudited condensed consolidated statement of operations as a result of the Termination Agreement.

As a result of the Termination Agreement, the Company recognized a gain from the disposal of BHCA of $4,239,585, principally a result of the cancelation of the $4,550,000 subordinated unsecured note payable

Net Income (Loss)

The net income for the nine months ended September 30, 2016 was $2,738,350, an increase of $15,862,816 compared to a net loss of $13,124,466 during the same period in 2015, as a result of factors described above, principally the gain on the disposition of BHCA.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2016, our working capital deficit amounted to $2,401,513, a decrease of $3,994,304 as compared to working capital deficit of $6,395,817 as of December 31, 2015. This decrease is primarily a result of the cancelation of the $4,550,000 subordinated unsecured note payable as a result of the Termination Agreement with BHCA. Working capital deficit at September 30, 2016 included current assets of $31,143 offset by current liabilities of $2,432,656.

Net cash used in operating activities was $217,673 during the nine months ended September 30, 2016 compared to net cash provided by operating activities of $10,210 in the same period in 2015. The increase in cash used in operating activities is primarily attributable the lack of revenue generated from operations in 2016.

Net cash used in investing activities during the nine months ended September 30, 2016 was $481,188 compared to $3,767 in the same period in 2015. The increase was a result of the cash retained by BHCA as a result of the Termination Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $224,297 compared to $219,502 in the same period in 2015. The increase is primarily a result of the proceeds from convertible notes payable and advances from related parties.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue to make acquisitions and our ability to control costs. It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $10,000,000 to pay debts incurred, fund future acquisitions and continue operations. We will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund our planned acquisitions and systems roll-out. There can be no assurance that additional capital will be available to us. Other than the Standby Equity Purchase Agreement we entered into with Lambert Private Equity, LLC to sell, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of our common stock, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We are not currently eligible to sell all of the securities under the Standby Equity Purchase Agreement and cannot determine when we will meet all the requirements necessary in order to begin selling securities under this agreement. Consequently, we have no arrangements or plans currently in effect that would allow us to immediately raise capital and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to complete acquisitions and fund our operations.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss from continuing operations of $1,501,235 and at September 30, 2016, a working capital deficit, stockholders’ deficit and accumulated deficit of $2,401,513, $2,392,319 and $61,188,771, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2016 we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 21, 2016

ACCELERA INNOVATIONS, INC.

	By:	/s/ John F. Wallin
John F. Wallin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

