Form 10-K
period 2016-12-31
ACCELERA INNOVATIONS, INC.
filed 2017-04-17
CIK 1444144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (866) 866-0758

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,857,450, based on 27,315,436  shares of the registrant’s common stock and a closing price of $0.068 per share on June 30, 2016

As of April 14, 2017 there were 78,158,673 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this report.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Accelera Innovations, Inc. (“we,” “us,” the “Company,” or “Accelera”), a Delaware corporation, is a healthcare service company focused on integrating its licensed technology assets into acquired companies. The technology was licensed to us by our significant shareholder Synergistic Holdings, LLC, a privately-held company organized under the laws of Illinois, in the form of a thirty (30) year exclusive, non-transferrable worldwide license for proprietary Internet-based, software platform (the “Accelera Technology”) that is designed to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers.

We will not be able to commercialize the Accelera Technology without additional capital. If we do not raise additional funds of approximately $30 million for the advancement of the Accelera Technology over the next 12 months, we will lose our rights to the technology. We will require significant additional financing in order to meet the milestones and requirements of our business plan and avoid discontinuation of the license. Funding is required for staffing, marketing, public relations and the necessary distribution to expand the scope of our business to include the global market. We intend to seek an aggregate of $5 million in financing in the near term through the sale of equity or convertible debt securities. The issuance of these securities will dilute existing shareholders’ interests in the Company. The Company intends to approach hedge funds, venture capital groups, private investment groups and other institutional investment groups in an effort to achieve its funding goals.

Health Care Services

Our mission is to improve patient outcomes and lower costs through educating providers, leveraging our technology and changing the conventional model of payment to a value-based system.

We aim to provide the highest quality care in the home, spanning every age group and level of care — from pediatrics to geriatrics, to critical care or just being there. Our team of home health care professionals now includes nurses, physical therapists, occupational therapists, speech language pathologists, medical social workers, and home health aides.

We provide billing, practice management and administrative services to doctors and other clinicians who provide services to nursing homes and individual clients.

LICENSED ACCELERA TECHNOLOGY

Software Description

We plan to incorporate the following software applications into our recent acquisitions and license and sell such software separately:

●	Accelera EMR- A certified Electronic Medical Record application designed to be used primarily in physician offices to automate the patient’s clinical chart.

●	Accelera PM -The Practice Management application designed to be used primarily in physician offices to automate the physician’s revenue cycle management system.

●	Accelera Patient Portal - The Patient Portal application designed to be used as a communication tool between patient and physician staff. This application will allow the patient to view their on medical record.

●	Accelera HIE - The Health Information Exchange application is intended to allow providers and payors of healthcare to secure patient’s data and lower healthcare cost.

●

Accelera ACO - The Accountable Care Organization (“ACO”) application needed to operate an ACO environment.

This application is designed to offer the ACO business the ability to report to CMS the usage of Medicare benefits and is intended to lower patient and healthcare cost.

●	Accelera HIS - The Hospital Information System application is designed to includes all applications to manage most hospital information systems.

Our Corporate History

We were incorporated on April 29, 2008 under the name Accelerated Acquisitions IV, Inc. and engaged in the investigation and acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. We changed our name to Accelera Innovations, Inc. on October 18, 2011.

On June 13, 2011, Synergistic Holdings, LLC, a company owned or controlled by Geoff Thompson, Chairman of our board of directors, and his wife Nancy Thompson (“Synergistic”), acquired 17,000,000 shares of our common stock at a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC, our former controlling stockholder, cancelled 3,750,000 shares of our common stock. Following these transactions, Synergistic owned approximately 93.15% of our issued and outstanding common stock. Concurrent with the share purchase and cancellation, Timothy Neher, our former sole officer and director, resigned from the board of directors and John Wallin was appointed to the board. These transactions represented a change of control of the Company.

Licensing Agreement with Synergistic Holdings, LLC

On August 22, 2011, the Company entered into a licensing agreement (the “Licensing Agreement”) with Synergistic pursuant to which the Company received an exclusive, non-transferrable worldwide license for the Accelera Technology.

On April 13, 2012, the Company entered into an amended licensing agreement (the “Amendment Agreement”) with Synergistic whereby the Company and Synergistic agreed to amend the Licensing Agreement. The Company licensed additional technology from Synergistic and the parties agreed to modify the terms, conditions, representations and warranties regarding the Accelera Technology and to clarify any obligations Synergistic may have with third parties.

The Accelera Technology is intended to improve the functionality and performance of healthcare services by making clinical healthcare data available to healthcare consumers. This data is intended to serve as the backbone for self-management tools that are designed to allow these same healthcare consumers to facilitate the self-management portion of their doctor-prescribed care plan and focus on the most costly disease states. This is intended to be accomplished through the proprietary technology, which is designed to identify and measure the severity of the sickness level based upon evidence-based clinical and medical rules and to deliver the results to insurance companies, doctors, hospitals and employers.

Except for the rights granted under the Licensing Agreement, as amended, Synergistic retains all rights, title and interest to Accelera Technology and any additions thereto—although the license includes the Company’s right to utilize such additions.

The term of the license commenced on August 22, 2011 and by oral agreement in fiscal 2014 will continue for thirty (30) years, provided that we are not in breach or default of any of the terms or conditions contained in the Licensing Agreement, as amended. In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of approximately $30 million over three years for qualifying development and commercialization expenses related to the Accelera Technology.

On December 5, 2014, the Company and Synergistic agreed to cancel 796,671 shares of the Company’s common stock owned by Synergistic and forgive certain indebtedness owed by the Company to Synergistic in the amount of $1,018,618. In addition, the Company entered into an oral agreement to amend the terms of the Licensing Agreement to reduce the total amount of reimbursable distribution and commercialization expenses due under the License Agreement by $585,181 to $29,414,819 and defer the date of certain payment obligations by the Company under the Licensing Agreement as follows:

(a)	$5,000,000 no later than December 31, 2015;

(b)	An additional $7,500,000 no later than December 31, 2016;

(c)	An additional $10,000,000 no later than December 31, 2017; and

(d)	An additional $6,914,819 no later than December 31, 2018.

The Company has not paid the December 31, 2015 payment of $5,000,000 and the additional $7,500,000 due on December 31, 2016

The Company is required to fund certain specified expenses related to the deployment of the Accelera Technology as specified in the Licensing Agreement. Synergistic will receive a royalty of fifteen percent (15%) of all gross revenues resulting from the use of the technology by the Company in the first year, ten percent (10%) in the second year and one quarter of one percent (.025%) of all gross revenues resulting from the use of the technology by the Company for the remainder of the Licensing Agreement. The license can be terminated upon the occurrence of events of default specified in the Licensing Agreement and outlined as follows:

●	If any of the parties are in breach or default of the terms or conditions contained in the Licensing Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating the Licensing Agreement.

●	The Company may, at its option, terminate the Licensing Agreement at any time by ceasing to use the Accelera Technology and offer the services facilitated by any Licensed Products (as defined in the Licensing Agreement); by giving sixty (60) days prior written notice to Synergistic of such cessation and of the Company’s intent to terminate, and upon receipt of such notice, Synergistic may immediately begin negotiations with other potential licensees and all other obligations of the Company under the Licensing Agreement will continue to be in effect until the date of termination; by tendering payment of all accrued royalties and other payments due to Synergistic as of the date of the notice of termination; and evidencing to Synergistic that provision has been made for any prospective royalties and other payments to which Synergistic may be entitled after the date of termination.

In addition, Synergistic may alter the license granted by the Licensing Agreement with regards to its exclusivity, its territorial application and restrictions on its application if the Company is in breach or default of the terms or conditions contained in the Licensing Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Synergistic requiring that default or breach to be remedied.

On May 7, 2015, the Company and Synergistic agreed to further amend the Licensing Agreement to eliminate the Company’s $29,414,819 funding requirement under Article 3 and replace it with a requirement to pay a license fee in the amount of $10,000 upon completion and acceptance of each installation of the software at a location for each affiliate or subsidiary of the Company and the sum of $10,000 on each anniversary after each such installation during the period of time in which the software is used at such location. In addition, the Company will be responsible for the reasonable installation costs incurred by Synergistic in connection with the installation and setup of the software as required by the Company. The license fee may be paid in cash or the Company’s common stock. In addition, the Licensing Agreement was amended to delete the Company’s exclusive rights under the agreement.

Investment Agreement with Lambert Private Equity, LLC

On October 4, 2013, the Company entered into a standby equity purchase agreement (the “Investment Agreement”) with Lambert Private Equity, LLC, a Delaware limited liability company (the “Investor”). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of the Company’s common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. As of the date of this report, no shares had been issued by the Company or purchased by the Investor under the Investment Agreement.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put to the Investor in any one draw down notice is no more than $2,000,000 and not exceeding 285,710 shares. The purchase price shall be set at ninety percent (90%) of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the fifteen (15) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, the Investor will not be obligated to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

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

Pursuant to the terms of a registration rights agreement between the Company and the Investor (the “Registration Rights Agreement”), the Company is obligated to file one or more registrations statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 180 days after the registration statement is filed.

As an inducement to Investor to enter in to the Investment Agreement and as consideration for the Investor making the investment the Investor received 285,710 shares of common stock and 100% warrant/option coverage. The option to purchase shares certified that the Investor was entitled, effective as of October 4, 2013 and subject to the terms and conditions of the option, to purchase from the Company up to a total of 14,287,710 shares of the Company’s common stock at a price of the lesser of (a) $7.00 or (b) 110% of the lowest daily VWAP for the common stock as reported by Bloomberg during the thirty (30) trading days prior to the date the Investor exercised the warrant, prior to 5:00pm (New York time) on September 3, 2018, the expiration date.

Acquisition of Behavioral Health Care Associates, Ltd.

On November 20, 2013, we entered into a stock purchase agreement (the “SPA”) with Behavioral Health Care Associates, Ltd. (“BHCA”), an Illinois company, and its owner, Blaise J. Wolfrum, M.D., to acquire 100% of the issued and outstanding shares of BHCA from Dr. Wolfrum. The SPA was amended as of May 30, 2014.

Pursuant the SPA, we agreed to pay to Dr. Wolfrum a purchase price of $4,550,000 for his shares of BHCA, of which $1,000,000 was payable on May 31, 2015, $750,000 was payable on July 30, 2015, and $2,800,000 was payable on December 31, 2015. Prior to Dr. Wolfram’s receipt of the initial $1,000,000 payment, he had the right to cancel and terminate the SPA. In addition, as consideration for entering into various amendments to the SPA, we agreed to issue Dr. Wolfrum a total of 50,000 shares of our common stock which we agreed to register for resale upon completion of a public offering of our securities. We originally recorded the purchase of BHCA on November 11, 2013 and began consolidating the operating results of BHCA from that date. We never made any of the required installment payments in accordance with the SPA and the stock of BHCA was never transferred to us. As a result, we have determined that the financial statements of BHCA should have never been consolidated with our financial statements since we was never able to take control of BHCA due to non-payment of the purchase price. The 2015 financial statements included elsewhere in this Form 10K have been restated to remove BHCA from our consolidated financial statements.

On November 20, 2013, the Company entered into an employment agreement with Dr. Wolfrum as the President of the Accelera business unit “Behavioral Health Care Associates”.

On March 31, 2016, the Company, Dr. Wolfrum and BHCA entered into a termination agreement (the “Termination Agreement”) pursuant to which the various agreements between the parties were terminated effective January 1, 2016 except for certain surviving obligations as set forth in the Termination Agreement.

In conjunction with the Termination Agreement, the Company, Dr. Wolfrum and Accelera Healthcare Management Service Organization, LLC (“Accelera Healthcare”) executed a resignation and release agreement effective as of January 1, 2016 pursuant to which Dr. Wolfrum resigned as manager and from any and all positions with Accelera Healthcare. Further, the Company and Accelera Healthcare, and any of their affiliates or other parties claiming by or through the Company or Accelera Healthcare, agreed to release and discharge Dr. Wolfrum from any and all claims, actions, lawsuits, obligations, or liability, monetary or otherwise arising from or related to the operating agreement between Accelera Healthcare and Dr. Wolfrum dated November 11, 2013 (the “Operating Agreement”), his performance and actions as Manager of Accelera Healthcare, or any other issue or matter arising prior to or on the date of full execution of the resignation and release agreement. In addition, the Company and Accelera Healthcare, and any of their affiliates or other parties claiming by or through the Company or Accelera Healthcare, agreed not to make, commence, file, or assert against Dr. Wolfrum any claim, lawsuit, action, or other request for relief arising from or related to the Operating Agreement, his performance and actions as Manager of Accelera Healthcare, or any other issue or matter arising prior to or on the date of full execution of the resignation and release agreement.

The Behavioral Health Care Associates Ltd agreement was signed in 2013 and as noted numerous extensions were signed; the Company never officially made a first payment therefore we are restating our 2015 consolidated financials.

Termination of Planned Acquisition of At Home Health Services LLC

On December 13, 2013, we entered into a purchase agreement with At Home Health Services LLC, All Staffing Services, LLC (together, the “Subject LLCs”) and Rose Gallagher, individually and as Trustee of the Rose M. Gallagher Revocable Trust dated November 30, 1994 (“Gallagher”), pursuant to which we agreed to purchase and Gallagher agreed to sell, all of Gallagher’s interests in the Subject LLCs. We terminated this agreement effective December 31, 2014.

Acquisition of with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health)

On August 25, 2014, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”), Ethel dela Cruz, Virgilia Avila, Ma Lourdes Reyes Celicious, Cristina Soriano, Michelle Cartas and Jimmy Lacaba (collectively, the “Sellers”), pursuant to which we agreed to purchase, and the Sellers agreed to sell, all their SCI shares, collectively representing all of the outstanding shares of common stock of SCI, for an aggregate purchase price of $450,000 (the “Stock Purchase”). This transaction closed in October 2104, at which time SCI became our wholly owned subsidiary.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate office at 20511 Abbey Drive, Frankfort, Illinois 60423. SCI formerly operated from a 1,900 square foot facility located at 3590 Hobson Road, Woodridge, Illinois 60517, which has since closed and the lease expired.

ITEM 3. LEGAL PROCEEDINGS

In 2015, the Securities and Exchange Commission (the “SEC”) issued subpoenas to us, our Chief Executive Officer and our Chairman of the Board in connection with a formal investigation of our affairs (Case No. C-08191). We have responded to the subpoenas and no further action has been taken by the SEC as of the date of this report.

In addition, in November and December 2016, certain of our officers and employees received subpoenas from the SEC requesting certain information regarding a separate formal investigation.

On May 5, 2016, LG Capital Funding LLC provided the Company with a $52,500.00 convertible note. On March 28, 2017 a complaint was filed by LG Capital to settle the convertible note.

Other than as described above, we do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “ACNV”. On April 13, 2017, the closing price for our common stock was $0.0077.

As of April 14, 2017 there were approximately 239 holders of record of our common stock, an unknown number of additional holders whose stock is held in “street name” and 78,158,673 shares of common stock issued and outstanding.

Dividends

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board. There are no contractual restrictions on our ability to declare or pay dividends.

Preferred Stock

The Company has two classes of stock, preferred stock and common stock. There are 10,000,000 shares of $0.0001 par value preferred stock authorized, 500,000 of which were designated as 8% Convertible Preferred Stock on May 7, 2015.

The 500,000 shares of 8% Convertible Preferred Stock have the following the designations, rights, and preferences:

●	The state value of each share is $4.00,

●	Holders of shares do not have any voting rights,

●	The shares pay quarterly dividends in arrears at the rate of 8% per annum and on each conversion date. Subject to certain conditions, the dividends are payable at our option in cash or such dividends shall be accreted to, and increase, the outstanding stated value,

●	Each share is convertible into shares of our common stock at a conversion price of $4.00 per share, subject to adjustment discussed below, and

●	The conversion price of the shares is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Plan of Operations

We are a healthcare service company focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. In October 2014, we acquired SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health), an Illinois corporation (“SCI”) that offers home health services to patients in the Chicago, Illinois area. In addition, we planned to acquire an interest in several other home health care service providers; however, each of those transactions was abandoned by mutual agreements of the parties in January 2016.

In January 2017, we began to consider transitioning from being a home health agency acquirer to a company involved in assisted living real estate transactions.

Recent Developments

On April 1, 2017, James Millikan retired as our Chief Operating Officer.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The following is a summary of the Company’s operational results for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,	December 31,	Dollar	Percentage
	2016	2015	Change	Change
Revenue	$2,750	$1,133,715	$(1,130,965)	-99.8%
Cost of revenue	-	157,711	(157,711)	-100.0%
Gross profit	2,750	976,004	(973,254)	-99.7%
Total operating expenses	1,900,962	13,992,521	(12,091,559)	-86.4%
Other expense	(27,082)	(1,799,158)	1,772,076	-98.5%
Net loss	(1,925,294)	(14,815,675)	12,890,381	-87.0%

Revenue

Total revenue decreased by $1,130,965 to $2,750 for the year ended December 31, 2016 compared to $1,133,715 in the same period in 2015. This decrease in total revenue is primarily due to the sudden departure of the administrator of SCI. We have transitioned this position to a new administrator and filed these changes with IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves, through the uniform process, the new administrator, we expect this to be resolved in the near future.

Gross Profit

Gross profit decreased by $973,254 to $2,750 for the year ended December 31, 2016 compared to $976,004 in the same period in 2015. This decrease in gross profit is primarily due to the sudden departure of the administrator of SCI as described above.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 decreased by $12,091,559 to $1,900,962, compared to $13,992,521 during the same period in 2015. The decrease is principally a result of lower stock option expense and common stock issued for services, and lower operating cost for SCI.

Other Expenses

Total other expenses for the year ended December 31, 2016 decreased by $1,772,076 to $27,082, compared to $1,799,158 during the same period in 2015. The decrease is due to lower interest expense and financing costs for the year ended December 31, 2016 as a result of penalty interest incurred in 2015 offset by a gain related to the change in the value of our derivative liability all in connection with the issuance of convertible notes payable during the 2016 year.

Net loss

The net loss for the year ended December 31, 2016 was $1,925,294, a decrease of $12,890,381 compared to $14,815,675 during the same period in 2015, as a result of factors described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2016, our working capital deficit amounted to $2,389,904, an increase of $233,673 as compared to working capital deficit of $2,156,231 as of December 31, 2015. This increase is primarily a result of add notes payables issued in 2016. Our working capital deficit at December 31, 2016 included current assets of $2,750 offset by current liabilities of $2,392,654.

Net cash used in operating activities was $214,814 during the year ended December 31, 2016 compared to $443,860 in the same period in 2015. The decrease in cash used in operating activities is primarily attributable the lack of revenue generated from operations in 2016.

Net cash used in investing activities during the year ended December 31, 2016 was $0 compared to $3,767 in the same period in 2015.

Net cash provided by financing activities during the year ended December 31, 2016 was $214,814 compared to $447,627 in the same period in 2015. The decrease is primarily a result of a decrease in the proceeds from notes payable and advances from related parties in 2016.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue to make acquisitions and our ability to control costs. We estimate that we will need to raise a minimum amount of $5,000,000 over the next 12 months to pay debts incurred, fund future acquisitions and continue operations. We will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund our planned acquisitions and systems rollout. There can be no assurance that additional capital will be available to us. Other than the Standby Equity Purchase Agreement we entered into with Lambert Private Equity, LLC to sell, subject to certain restrictions and conditions, up to $100,000,000 (which can be extended to $200,000,000 under the same terms) of our common stock, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We are not currently eligible to sell all of the securities under the Standby Equity Purchase Agreement and cannot determine when we will meet all the requirements necessary in order to begin selling securities under that agreement. Consequently, we have no arrangements or plans currently in effect that would allow us to immediately raise capital and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to complete acquisitions and fund our operations.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Going Concern

As reflected in the consolidated financial statements of the Company included in this report, we reported a net loss from continuing operations of $1,925,294 for the year ended December 31, 2016 and at December 31, 2016, a working capital deficit, stockholders’ deficit and accumulated deficit of $2,389,904, $2,383,015 and $61,612,829, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Principles of Consolidation

The Company operates companies in the personal health care industry. The Company operates out of one service center serving the Chicago, Illinois area. The consolidated financial statements for the year ended December 31, 2016 include the accounts of the Company and its 100% owned subsidiary SCI., Significant intercompany accounts and transactions have been eliminated in consolidation

Derivative Financial Instruments

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2016. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2016, our disclosure controls and procedures were ineffective.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was ineffective as of December 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management relate to limited resources and our inadequate number of personnel to allow for proper segregation of duties and the requisite internal controls and application of accounting principles generally accepted in the United States of America. John F. Wallin functions as our Chief Executive Officer and Chief Financial Officer and as such, has not established adequate processes and channels of communication to provide the timely and accurate flow of information to others. This weakness in internal controls has prevented the timely recording of company transactions and execution of reliable financial closing procedures. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. Finally, management determined that the lack of an audit committee of our Board of Directors also contributes to insufficient oversight of our accounting and audit functions. Also, certain aspects of the financial reporting process were materially deficient because we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this report.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position(s) with the Company

Geoffrey Thompson	49	Chairman of the Board
John F. Wallin	67	Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer
Cynthia Boerum	63	Chief Strategic Officer
Patrick Custardo	65	Chief Acquisitions Officer

Geoffrey Thompson, Chairman of the Board

Mr. Thompson founded Accelera in 2008 as serves as the Chairman of the Board. In 2008, Mr. Thompson transitioned Global Wealth Solutions into GWS Financial Services which started to create unique financial products which included Private Placement Memorandums with principal protection, Private Placed Life Insurance, Private Placed Variable Annuities, Premium Financed estate transfers and Supplemental Employee Retirement Plans. In 2005, he launched Global Wealth Solutions, a client consulting firm with a heavy focus on strategic investing and advanced finance strategies.

In 2001 Mr. Thompson launched Stremline Mortgage company after relocating to Minneapolis, Minnesota. As Streamline grew into a multi-state company he opened Streamline Title and started acquiring properties under Streamline Real Estate investments. The companies then grew into a real estate development company under the banner of Presidium. Mr. Thompson’s professional career started in 1993 when he took on the role of finance and insurance manager for Bergstrom Automotive Group in Neenah, Wisconsin.

John Wallin, Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer

Mr. Wallin is our Chief Executive Officer and Chief Marketing Officer, and since March 20, 2015 has also acted as our Chief Financial Officer. Mr. Wallin has been Chief Executive Officer, Chief Marketing Officer and Director of Synergistic since 2009.

Mr. Wallin has over 30 years of experience in the financial services industry. Prior to his involvement with Synergistic, Mr. Wallin was President and Chief Marketing Officer at GWG Advantage in Minneapolis from 2007 to 2009. Previously, Mr. Wallin held the positions of Executive Director of Medicare Advantage-PFFS at American Insurance Marketing Corporation from 2005 to 2007, Senior Sales Executive/ National Sales and Chief Marketing Officer at RNA-Rock Island from 2002 to 2005, Senior Vice President/Regional Financial Services Manager at Allstate Financial Services from 2000 to 2002, Senior Vice President, National Key Account Manager at Federated Investors from 1998 to 2000, Vice President BISYS Funds from 1995 to 1998, Senior Vice President of Marketing and National Accounts at Putnam Mutual Funds and Senior Vice President of Marketing and National Accounts at Kemper Financial Services from 1989 to 1992. Mr. Wallin received his B.Sc. in 1976 and Masters in Education in 1982 from Chicago State University.

Cynthia Boerum, Chief Strategic Officer

Ms. Boerum became the Chief Strategic Officer of the Company in April 2012. Prior to joining the Company, Ms. Boerum was Vice President of Sales and Consultant for Accentia International Outsourcing in Hyberdad, India, from 2009 to 2011. The leadership included national and international sales teams.

Previously, Ms. Boerum held the positions of Vice President of Sales for Opus Healthcare in Austin, Texas from 2004 to 2007 and positioned the company for acquisition by NextGen. She also held the positions of Enterprise Vice President of National Accounts and Sales Manager for the top 32 health organizations nationally at McKesson from 1989 to 2003. During this time she received various top performer awards, not only from McKesson, but also the state of Minnesota. Ms. Boerum received her clinical experience at Shady Grove Adventist Hospital, in Maryland, from 1979 to 1989. Ms. Boerum attended the ADN program at Frederick Community College in Maryland.

Patrick Custardo, Chief Acquisitions Officer

Mr. Custardo joined Accelera in December 2012. He started his career as Vice President of Mergers and Acquisitions with Northern Continent Capital Funds in Chicago, Illinois. He left that position to create Sentry Financial Corporation, an investment banking firm specializing in acquisitions and divestitures. In 2006, he acquired a small third-party medical billing company and through personal investment, transformed it into a regional Revenue Cycle Management (RCM) firm. In conjunction with other health care professionals, he has been instrumental in the founding of an Accountable Care Organization. He has been published in Health Care journals and is regarded as a Medicare expert in the industry.

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

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company and the current levels of compensation paid to corporate officers. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire board of directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the board considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and the Company, to maintain a balance of knowledge, experience and capability.

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

Through their own business activities and experiences each of our directors has come to understand that in today’s business environment, development of useful products and identification of undervalued medical providers, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive any compensation in consideration for their services as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us during the years ended December 31, 2016 and 2015 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2016. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)
John Wallin (1)	2016	0	131,144	131,144
	2015	0	786,720	786,720

James Millikan (2)	2016	0	75,000	75,000
	2015	0	450,000	450,000

Daniel Freeman (3)	2016	N/A	N/A	N/A
	2015	0	30,000	30,000

(1)	Chief Executive Officer. In addition, Mr. Wallin has acted as our Chief Financial Officer since March 20, 2015.

(2)	Chief Operating Officer (retired on April 1, 2017).

(3)	Former Chief Financial Officer (resigned on March 20, 2015).

None of our directors has received any monetary compensation from our inception to the date of this annual report. We currently do not pay any compensation to our directors for serving on our board of directors.

Stock Option Grants

We currently have 5,803,250  options outstanding under our 2011 Stock Option Plan which have been granted to key employees. John Wallin has 1,049,000 options, James Millikan has 600,000, Cynthia Boerum and Patrick Custardo each have 800,000, and the options awarded will vest in equal annual installments over a four-year period. Also, Daniel Freeman has 914,667 and Jimmy LaCaba has 60,000.

Employment Agreements

Effective April 26, 2012, the Company entered into an employment agreement with John F. Wallin as the President and Chief Executive Officer of the Company. The employment agreement with Mr. Wallin provides that, upon completion of $2,000,000 in financing, the Company shall pay him a base salary of $250,000 per year at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. The base salary shall be reviewed at least annually, and increased as determined by the board. So long as Mr. Wallin has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing in 2013. Mr. Wallin’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the board.

In further consideration for Mr. Wallin’s services, the Company agreed to grant options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over a four year period. The options vest with respect to 20% of the total number (350,000) immediately after the effective date of the agreement, and thereafter the remaining options vest ratably on a monthly basis (29,166 per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction all options immediately vest and become fully exercisable.

Effective April 26, 2012, the Company entered into an employment agreement with James R. Millikan as the Chief Operating Officer of the Company. The employment agreement with Mr. Millikan provides that, upon completion of $2,000,000 in financing, the Company shall pay him a base salary of $175,000 per year at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. The base salary shall be reviewed at least annually, and increased as determined by the board. So long as Mr. Millikan has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing in 2013. Mr. Millikan’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the board.

In further consideration for Mr. Millikan’s services, the Company agreed to grant options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over a four year period. The options vest with respect to 20% of the total number (200,000) immediately after the effective date of the agreement, and thereafter the remaining options vest ratably on a monthly basis (16,666 per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction all options immediately vest and become fully exercisable.

Effective April 26, 2012, the Company entered into an employment agreement with Cynthia Boerum as the Chief Strategic Officer of the Company. The employment agreement with Ms. Boerum provides that, upon completion of $2,000,000 in financing, the Company shall pay her a base salary of $150,000 per year at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. The base salary shall be reviewed at least annually, and increased as determined by the board. So long as Ms. Boerum has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing in 2013. Ms. Boerum’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the board.

In further consideration of Ms. Boerum’s services, the Company agreed to grant options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over a four year period. The options vest with respect to 20% of the total number (200,000) immediately after the effective date of the agreement, and thereafter the remaining options vest ratably on a monthly basis (16,666 per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options immediately vest and become fully exercisable.

Effective January 1, 2013, the Company entered into an employment agreement with Patrick Custardo as the Chief Acquisitions Officer of the Company. The employment agreement with Mr. Custardo provides that, upon completion of $2,000,000 in financing, the Company shall pay him a base salary of $150,000 per year at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. The base salary shall be reviewed at least annually, and increased as determined by the board. So long as Mr. Custardo has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing in 2013. Mr. Custardo’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the Board.

In further consideration of Mr. Custardo’s services, the Company agreed to grant options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over a four-year period. The options vest with respect to 20% of the total number (200,000) immediately after the effective date of the agreement, and thereafter the remaining options vest ratably on a monthly basis (16,666 per month) at the end of each month over a 48-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options immediately vest and become fully exercisable.

Effective November 20, 2013, the Company entered into an employment agreement with Blaise J. Wolfrum, M.D., as the President of BHCA. The employment agreement with Dr. Wolfrum provides that the Company shall pay him a base salary of $300,000 per year at the times and subject to the Company’s standard payroll practices, subject to applicable withholding, and that the board will implement a bonus structure based on goals, objectives and performance.

In further consideration of Dr. Wolfrum’s services, the Company agreed to grant options to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over the course of three years at a rate of 200,000 each year so long as he remain an employee of the Company. The shares of common stock underlying the options are subject to a six month lock-up agreement and a 27 month leak-out agreement limiting the sale of shares over the period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options immediately vest and become fully exercisable.

Dr. Wolfrum’s employment agreement was terminated pursuant to the Termination Agreement.

Effective December 13, 2013, the Company entered into a three-year employment agreement with Rose M. Gallagher as the President of Accelera’s At Home Health Care business unit. The employment agreement with Ms. Gallagher provides that that Company shall pay her a base salary of $150,000 per annum on a bi-weekly basis in accordance with the Company’s customary payroll practices. Ms. Gallagher will begin receiving compensation at the time Accelera completes the Due Diligence, Valuation and Audited Financials of the At Home Health Care business that includes the Subject LLC’s performed by an Accelera’s appointed accounting firm, approximately ninety (90) days from the employment offer. The Board of Directors intends to implement a bonus structure based on goals, objectives and performance.

In further consideration for Ms. Gallagher’s services, the Company agreed to grant options to purchase 585,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting as to 250,000 shares annually for four years beginning on March 12, 2014. The shares of common stock underlying the options are subject to a six month lock-up agreement and a 27 month leak-out agreement limiting the sale of shares over the period.

Ms. Gallagher’s employment agreement was terminated pursuant to a termination agreement effective December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Exercise Price	Expiration Date
John Wallin	1,049,000	-	$0.0001	2022
James Millikan	600,000	-	$0.0001	2022
Daniel Freeman	914,667	-	$0.0001	2024

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 14, 2017, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 78,158,673 shares of our common stock issued and outstanding as of the date of this report.

	Name and Address	Number of Shares		Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially		within 60 days	Class Owned

Common Stock	Synergistic Holdings, LLC (1)	5,489,561			7.02%
	20511 Abbey Drive Frankfort, IL 60423

Common Stock	Victory Investment Management LLC (1) 20511 Abbey Drive Frankfort, IL 60423	5,000,000			6,40%

Common Stock	NGT Holdings LLC (1) 20511 Abbey Drive Frankfort, IL 60423	8,250,000			10.56%

Common Stock	Geoffrey Thompson, Chairman of Board (2)	3,169			*

Common Stock	John Wallin, Chief Executive Officer, Chief Financial Officer (2)	1,752,050	(3)		2.21%

All executive officers and directors as a group		20,494,780			25.87%

(1)	Mr Thompson is deemed to be the beneficial holder of Synergistic Holdings LLC, Victory Investment Management LLC and NGT Holdings LLC. Of Mr. Thompson’s shares, 18,739,561 are held with Synergistic Holdings LLC, Victory Investment Management LLC and NGT Holdings LLC and 3,169 shares are held jointly with his spouse. Mr. Thompson has voting and dispositive control over the shares held by Synergistic Holdings LLC, Victory Investment Management LC and NGT Holdings LLC.

(2)	The beneficial holders address is c/o Accelera Innovations, Inc., 20511 Abbey Drive, Frankfort, IL 60423.

(3)	Includes 1,050 shares held jointly by Mr. Wallin and his spouse, and 1,049,000 options exercisable at a price of $0.0001 per share.

*less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 5, 2014, the Company and Synergistic, a major shareholder of the Company, agreed to cancel 796,671 shares of the Company’s common stock owned by Synergistic and forgive certain indebtedness owed by the Company to Synergistic in the amount of $1,018,618. In addition, the Company entered into an oral agreement to amend the Licensing Agreement to reduce the total amount of reimbursable distribution and commercialization expenses due under the Licensing Agreement by $585,181 to $29,414,819 and defer the date of certain payment obligations by the Company under the Licensing Agreement as follows:

(a) $5,000,000 no later than December 31, 2015;

(b) An additional $7,500,000 no later than December 31, 2016;

(c) An additional $10,000,000 no later than December 31, 2017; and

(d) An additional $6,914,819 no later than December 31, 2018.

On May 7, 2015, the Company and Synergistic agreed to amend the Licensing Agreement to eliminate the Company’s $29,414,819 funding requirement under Article 3 and replace it with a requirement to pay a license fee in the amount of $10,000 upon completion and acceptance of each installation of the software at a location for each affiliate or subsidiary of the Company and the sum of $10,000 on each anniversary after each such installation during the period of time in which the software is used at such location. In addition, the Company will be responsible for the reasonable installation costs incurred by Synergistic in connection with the installation and setup of the software as required by the Company. The license fee may be paid in cash or the Company’s common stock. In addition, the Licensing Agreement was amended to delete the Company’s exclusive rights under such agreement.

At December 31, 2016 and 2015, advances from related party were $403,092 and $243,799, respectively. These advances are non-interest bearing and payable upon demand.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by AJ Robbins CPA and Anton & Chia LLP for the fiscal years ended December 31, 2016 and 2015.

	2016	2015

Audit Fees	$110,357	$66,860
Audit-Related Fees	3,044	9282
Tax Fees	-	-
All Other Fees	-	-
Total	$113,401	$76,142

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

(b)	Exhibits:

			Exhibit Number	Date of
Exhibit No.	Description	Form	in form	Filing

3.1	Certificate of Incorporation	10	3.1	08/28/2008

3.2	Certificate of Amendment of Certificate of Incorporation	S-1	3.1.2	05/22/2012

3.3	Bylaws	10	3.2	08/28/2008

3.4	Certificate of Designations of 8% Convertible Preferred Stock	8-K	3.4	05/13/2015

10.1	Subscription Agreement by and among the Company and Synergistic Holdings, LLC, dated as of June 13, 2011	8-K	10.1	06/17/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of June 16, 2011	8-K	10.4	06/17/2011

10.3	Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of August 22, 2011	8-K	10.1	08/29/2011

10.4	First Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 13, 2012	8-K	10.1	04/16/2012

10.5	2011 Employee, Director and Consultant Stock Plan	10-K	10.6	04/16/2012

10.6+	Employment Agreement by and among the Company and John Wallin dated as of April 26, 2012	8-K	10.1	04/30/2012

10.7+	Employment Agreement by and among the Company and James Millikan dated as of April 26, 2012	8-K	10.2	04/30/2012

10.8+	Employment Agreement by and among the Company and Cindy Boerum dated as of April 26, 2012	8-K	10.3	04/30/2012

10.9	Form of Lock-up and Leak Out Agreement between the Company and holder of common stock of the Company	S-1	10.9	05/22/2012

10.10	Stock Purchase Agreement by and among the Company and Blaise J. Wolfrum, M.D., dated as of November 11, 2013	8-K	10.1	12/02/2013

10.11	Operating Agreement by and among Accelera Healthcare Management Service Organization LLC and Blaise J. Wolfrum, M.D., dated as of November 11, 2013	8-K	10-2	12/02/2013

10.12	Security Agreement by and among Company and Blaise J. Wolfrum, M.D., dated as of November 11, 2013	8-K	10-3	12/02/2013

10.13	Secured Promissory Note issued by the Company to Blaise J. Wolfrum, M.D. dated as of November 11, 2013	8-K	10-4	12/02/2013

10.14	Assignment of Stock in by and among the Company and Blaise J. Wolfrum, M.D., dated as of November 11, 2013	8-K	10-5	12/02/2013

10.15+	Employment Agreement by and among the Company and Blaise J. Wolfrum, M.D., dated as of November 20, 2013	8-K	10-6	12/02/2013

10.16	Lock-up and Leak-Out Agreement by and among the Company and Blaise J. Wolfrum M.D., dated as of November 11, 2013	8-K	10-7	12/02/2013

10.17	Purchase Agreement by and among the Company, At Home Health Services LLC, All Staffing Services, LLC, Rose Gallagher and the Rose M. Gallagher Revocable Trust dated November 30, 1994, dated as of December 13, 2013	8-K	10-1	12/16/2013

10.18	Operating Agreement by and among the Company and At Home Health Management LLC dated as of December 13, 2013	8-K	10-2	12/16/2013

10.19+	Employment Agreement by and among the Company and Rose M. Gallagher dated as of December 13, 2013	8-K	10-3	12/16/2013

10.20+	Employment Agreement by and among the Company and Daniel P. Gallagher dated as of December 13, 2013	8-K	10-4	12/16/2013

10.21	Second Amendment and Modification to Licensing Agreement by and among the Company and Synergistic Holdings, LLC, dated as of April 12, 2014	10-K	10.20	04/15/2014

10.22+	Employment Agreement by and among the Company and Daniel Freeman dated as of October 6, 2014	8-K	10.1	10/08/2014

10.23	Stock Purchase Agreement by and among the Company, Ethel dela Cruz, Virgilia Avila, Ma Lourdes Reyes Celicious, Cristina Soriano, Michelle Cartas and Jimmy Lacaba ated as of August 25, 2014	8-K	10-1	10/14/2014

10.24	Promissory Note issued by the Company to AOK Property Investments LLC dated as of October 1, 2014	8-K	10-2	10/14/2014

10.25	Stock Purchase Agreement by and among the Company and Grace Home Health Care, Inc. dated as of November 25, 2014	8-K	10.1	12/04/2014

10.26	Asset Purchase Agreement by and among the Company and Watson Health Care, Inc. dated as of November 25, 2014	8-K	10.2	12/04/2014

10.27	Stock Purchase Agreement by and among the Company, Sonny Nix and John Noah dated as of January 5, 2015	8-K	10.1	01/09/2015

10.28	Amendment to Purchase Agreement by and among the Company and Traditions Home Health, Inc. dated as of January 5, 2015	10-Q	10.28	05/20/2015

10.29	Second Amendment to Licensing Agreement by and among the Company and Synergistic Holdings, LLC dated as of May 7, 2015	10-Q	10.29	05/20/2015

10.30	Separation Agreement by and among the Company and Daniel Freeman dated as of May 8, 2015	10-Q	10.30	05/20/2015

10.31	Amendment to Stock Purchase Agreement by and among the Company and Grace Home Health Care dated as of May 7, 2015	10.Q	10.31	05/20/2015

10.32	Amendment to Asset Purchase Agreement by and among the Company, Watson Health Care Inc. and Affordable Nursing Inc. dated May 20, 2015		10.32	05/20/2015

10.33	Settlement Agreement and Release by and among the Company, Geoffrey J. Thompson, Nancy Thompson, GWS Financial Services, Inc., Synergistic Holdings, LLC, Earl Kopriva and Robert C. Acri dated as of July 1, 2015	8-K	10.1	07/07/2015

10.34	Termination Agreement by and among the Company and Blaise J. Wolfrum, M,D,, dated as of March 31, 2016	8-K	10.1	04/06/2016

10.35	Resignation and Release Agreement by and among the Company, Blaise J. Wolfrum, M.D., and Accelera Healthcare Management Service Organization LLC dated as of January 1, 2016	8-K	10.2	04/06/2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer			X

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer			X

101.INS**	XBRL Instance			X

101.SCH**	XBRL Taxonomy Extension Schema			X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase			X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase			X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase			X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase			X

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

Accelera Innovations, Inc.

	By:	/S/ John Wallin
Dated: April 17, 2017		John Wallin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and	April 14, 2017
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and
/S/ John Wallin	Accounting Officer)
John Wallin

/S/ Geoffrey Thompson	Chairman of the Board	April 14, 2017
Geoffrey Thompson

Accelera Innovations, Inc. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AJ Robbins CPA, LLC Certified Public Accountant

To the Board of Directors and

Stockholders of Accelera Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Accelera Innovations, Inc and Subsidiaries (collectively “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelera Innovations, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note12 to the financial statements, the 2015 financial statements have been restated to correct a misstatement.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has had minimal revenue since inception and has experienced recurring operating losses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/AJ Robbins CPA LLC
Denver, Colorado

April 17, 2017

aj@ajrobbins.com

3773 Cherry Creek North Drive, Suite 575 East, Denver, Colorado 80209

(B)303-331-6190 (M)720-339-5566 (F)303-845-9078

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
		(restated)
ASSETS

Current Assets:
Cash	$-	$-
Accounts receivable, net	2,750	-
Prepaid expenses and other current assets	-	29,793
Total current assets	2,750	29,793

Property and equipment, net	6,889	8,889
Security deposit	-	1,805
TOTAL ASSETS	$9,639	$40,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$-	$6,624
Short-term notes payable	886,166	901,521
Advances from related party	403,092	243,799
Accounts payable	465,379	408,919
Accrued expenses	333,471	322,581
Convertible note, net of discount of $19,395 and $0	155,277	-
Derivative liability	149,269	302,580
Total current liabilities	2,392,654	2,186,024

Convertible note, net of discount of $0 and $158,806	-	15,434
TOTAL LIABILITIES	2,392,654	2,201,458

Commitment and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	20
Common stock, $0.0001 par value, 100,000,000 shares authorized, 69,569,444 and 45,011,216 shares issued and outstanding at December 31, 2016 and 2015	6,957	4,501
Additional paid-in capital	59,222,837	57,522,043
Accumulated deficit	(61,612,829)	(59,687,535)
Total stockholders’ deficit	(2,383,015)	(2,160,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,639	$40,487

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
		(restated)
Revenues	$2,750	$1,133,715
Cost of revenues	-	157,711
Gross profit	2,750	976,004

Operating expenses:
General and administrative expenses	1,900,962	13,992,521
Total operating expenses	1,900,962	13,992,521
Loss from operations	(1,898,212)	(13,016,517)

Other income (expense)
Interest expense and financing costs	(445,926)	(1,801,903)
Change in fair value of derivative liability	418,844	2,745
Total other income (expenses)	(27,082)	(1,799,158)

Loss before provision for taxes	(1,925,294)	(14,815,675)

Provision for income taxes	-	-

Net loss	$(1,925,294)	$(14,857,675)

Preferred stock dividend	47,503	41,413

Net loss attributed to common stockholders	$(1,972,797)	$(14,857,088)

Weighted average shares outstanding - basic and diluted	48,727,220	42,919,132

Loss per share - basic and diluted	$(0.04)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	8% Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014 (restated)	-	-	40,445,926	4,046	43,278,757	(44,871,860)	(1,589,057)

Issuance of 8% convertible preferred stock	198,473	20			793,872		793,892
Shares issued for services			3,810,290	380	7,731,113		7,731,493
Shares issued for cash			255,000	25	14,975		15,000
Shares issued for extension of loan payment terms			500,000	50	1,437,437		1,437,487
Fair value of options vested					4,265,889		4,265,889
Net loss (restated)						(14,815,675)	(14,815,675)

Balance, December 31, 2015 (restated)	198,473	20	45,011,216	4,501	57,522,043	(59,687,535)	(2,160,971)

Shares issued for convertible debt			24,558,228	2,456	84,650		87,106
Fair value of options vested					1,616,144		1,616,144
Net loss						(1,925,294)	(1,925,294)

Balance, December 31, 2016	198,473	$20	69,569,444	$6,957	$59,222,837	$(61,612,829)	$(2,383,015)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015
		(restated)
OPERATING ACTIVITIES:
Net loss	$(1,925,294)	$(14,815,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	1,259
Stock options expense	1,616,144	4,265,889
Shares issued for services	-	7,731,493
Shares issued for extending loan payment terms		1,437,487
Amortization of debt discount	277,439	15,434
Change in fair value of derivative liability	(418,844)	(2,745)
Financing costs associated with convertible note	135,533	136,640
Offering cost for preferred stock subscription	-	141,430
Change in current assets and liabilities:
Accounts receivable	(2,750)	153,478
Prepaid expenses and current assets	31,598	(23,767)
Accounts payable	56,460	320,230
Accrued expenses	12,900	194,987
Net cash used in operating activities	(214,814)	(443,860)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,767)
Net cash used in investing activities	-	(3,767)

FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	15,000
Proceeds from convertible notes	77,500	50,000
Proceeds from notes payable	-	250,000
Payment on notes payable	(15,355)	(74,301)
Cash overdraft	(6,624)	(5,061)
Advances from (payments to) related parties	159,293	211,989
Net cash provided by financing activities	214,814	447,627

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING BALANCE	-	-

CASH, ENDING BALANCE	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes and accrued interest converted to common stock	$87,106	$-
Convertible note issued for liabilities	$-	$118,685

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Accelera Innovations, Inc., formerly Accelerated Acquisitions IV, Inc. (the “Company”) was incorporated in the State of Delaware on April 29, 2008 for the purpose of raising capital intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On June 13, 2011, Synergistic Holdings, LLC (“Synergistic”) agreed to acquire 17,000,000 shares of the Company’s common stock, par value $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,750,000 of its 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, for cancellation. Following these transactions, Synergistic owned 93.15% of the Company’s 18,250,000 issued and outstanding shares of common stock, par value $0.0001 per share, and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6.85% of the total issued and outstanding shares. Concurrent with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and John Wallin was appointed to the Company’s Board of Directors. Such action represented a change of control of the Company.

On October 18, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware and changed its name from Accelerated Acquisition IV, Inc. to Accelera Innovations, Inc.

The Company is a healthcare service company which is focused on acquiring companies primarily in the post-acute care patient services and information technology services industries. The Company currently owns SCI Home Health, Inc. (d/b/a Advance Lifecare Home Health) (“SCI”), which offers personal care to patients in the Chicago, Illinois area.

The accompanying consolidated financial statements and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Company operates companies in the personal health care industry. The Company operates out of one service center serving the Chicago, Illinois area. The consolidated financial statements for the year ended December 31, 2016 include the accounts of the Company and its 100% owned subsidiary SCI, Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in these financial statements include allowance for doubtful accounts, the valuation of intangibles, valuation allowance for deferred taxes, estimated useful life of property and equipment and the fair value of stock and options issues for services and interest.

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of December 31, 2016 and 2015, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

ACCOUNTS RECEIVABLE - Accounts receivable are recorded at estimated value, net of allowance for doubtful accounts. Accounts receivable are not interest bearing. The allowance for doubtful accounts is based upon management’s best estimate and past collection experience. For accounts greater than 180 days, the Company carries a 100% allowance. Uncollectible accounts are charged off when all reasonable efforts to collect the accounts have been exhausted.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2016 and 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common stock.

PREFERRED STOCK SUBSCRIPTION PAYABLE - During the years ended December 31, 2014 and 2013, an affiliate of the Company entered into subscription agreements with 13 investors. Pursuant to the terms of the subscription agreements, the affiliate agreed to issue shares of the Company’s 8% Convertible Preferred Stock that it was authorized to issue as of May 7, 2015. In exchange, the Company received aggregate proceeds from the investors of $652,462. Accordingly, the Company is obligated to issue an aggregate of 198,473 shares of 8% Convertible Preferred Stock to the investors with a stated value of $4.00 per share or an aggregate of $793,892. The net proceeds of $652,462 have been received by or on behalf of the Company and recorded as preferred stock subscription payable net of $141,430 of original issue discount related to such offering which amount was expensed. Upon obtaining the Certificate of Designation for the 8% Convertible Preferred Stock on May 7, 2015, the Company has included the aggregate amount of $793,892 of preferred stock as part of stockholders’ equity. Prior to May 7, 2015, the preferred stock subscription payable was included as a current liability.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE RECOGNITION - Revenue related to services and administrative support services is recognized ratably at the time services have been performed and pre-approved by payer. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed because the Company’s revenue policies meet the following four criteria in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

COST OF REVENUES - Costs of revenues are comprised of fees paid to members of the Company’s medical staff, other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

STOCK BASED COMPENSATION - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of the Company’s common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718, Compensation – Stock Compensation. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with ASC 505, Equity, at the measurement date. For awards with service or performance conditions, the Company generally recognizes expense over the service period or when the performance condition is met.

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

FINANCIAL INSTRUMENTS - ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. These financial instruments include stock options granted to the officers in 2016 and 2015.

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

At December 31, 2016 and 2015, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 7):

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$149,269	-	149,269	-

Total	$149,269	-	149,269	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2015
Description	December 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$302,580	-	302,580	-

Total	$302,580	-	302,580	-

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of ASU 2017-01 on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-18 on its financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-16 on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-15 on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-09 on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-02 on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-15 on its financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on its financial statements and disclosures.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

NOTE 3 – BALANCE SHEET INFORMATION

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2016 and 2015 consist of the following:

	2016	2015

Furniture and fixtures	$3,940	$3,940
Office equipment	5,641	5,641
	9,581	9,581
Less accumulated depreciation	(2,692)	(692)
	$6,889	$8,889

Depreciation expense for the years ended December 31, 2016 and 2015 was $2,000 and $1,259, respectively.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss for the year ended December 31, 2016 of $1,925,294 and had an accumulated deficit of $61,612,829 as of December 31, 2016. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company’s only operating subsidiary is SCI. Revenues from SCI have significantly decreased primarily due to the sudden departure of the administrator of SCI. The Company has transitioned this position to a new administrator and filed these changes with the IDPH (Illinois Department of Public Health). There are claims to be processed and invoiced when IDPH approves; through the uniform process and the new SCI administrator, the Company expects this to be resolved in the near future.

The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 5 – SHORT-TERM NOTES PAYABLES

Short-term notes payable at December 31, 2016 and 2015 consisted of the following:

	2016	2015

At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	525,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	16,659	32,014
	$886,166	$901,521

(1) The Company entered into a $344,507 promissory note (the “Trust Note”) with the Rose. M Gallagher Revocable Trust (the “Trust”) in conjunction with a settlement agreement dated December 23, 2014. The Trust Note bears interest at 11.0% per annum. The first payment of $25,000 was due on March 1, 2015, with the final principal and interest payment due on June 1, 2015. The Company is in default of the Trust Note and has a 90-day cure period. The Company paid $5,000 on April 8, 2015.

If an event of default under the Trust Note occurs, the Trust may accelerate the Trust Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. In addition, the Company promised to pay $1,000 dollars as consideration for costs of collection of the Trust Note, including but not limited to attorneys’ fees paid or incurred on account of such collection, whether or not suit is filed with respect thereto and whether such cost or expense is paid or incurred, or to be paid or incurred, prior to or after the entry of judgment. Pursuant to the terms of the Trust Note, an event of default occurs if (i) the Company fails to make any payment required by the Trust Note when due, (ii) the Company fails to observe or perform any covenant, condition or agreement under the Trust Note, (iii) a proceeding with respect to the Company is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law; or (iv) the Company becomes insolvent.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(2) On October 1, 2014, AOK Property Investments LLC (“AOK”), a third party lender, lent the Company and its subsidiary, Advanced Life Management, LLC (“ALM”)   , an aggregate of $500,000. In consideration of AOK’s delivery of an aggregate of $500,000 to the Company and ALM, the Company and ALM executed and delivered a promissory note (the “AOK Note”) in favor of AOK in the aggregate principal amount of $500,000. The AOK Note was due on January 15, 2015 and bears interest in the amount of 500,000 shares of the Company’s common stock, which interest was due and payable on or before January 15, 2015. If the Company and ALM fail to pay any portion of principal or interest when due, interest will continue to accrue and be payable to AOK at the rate of 1,667 shares of Company common stock per day until all principal and accrued interest is fully paid. On July 10, 2015, the Company and AOK entered in an amended note agreement whereby AOK loaned the Company an additional $25,000 and extended the due date of the note to December 31, 2015, and the Company agreed to issue an additional 500,000 shares of common stock for failing to pay the principal and interest on the loan when originally due. The Company recorded the issuance of 500,000 shares of common stock to AOK at a value of $1,360,907. The loan was not repaid on its extended due date and is currently in default.

If an event of default under the AOK Note occurs, AOK may accelerate the AOK Note’s maturity date so that the unpaid principal amount, together with accrued interest, is immediately due in its entirety. Pursuant to the terms of the AOK Note, an event of default occurs if (i) the Company or ALM fails to make any payment required by the AOK Note when due, (ii) the Company or SCI voluntarily dissolves or ceases to exist, or any final and non-appealable order or judgment is entered against the Company or SCI ordering its dissolution, (iii) the Company or ALM fails to pay, becomes insolvent or unable to pay, or admits in writing an inability to pay its debts as they become due, or makes a general assignment for the benefit of creditors; or (iv) a proceeding with respect to the Company or ALM is commenced for the benefit of creditors, including but not limited to any bankruptcy or insolvency law.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes at December 31, 2016 and 2015 consist of the following:

	2016	2015
Convertible note dated August 28, 2015; interest of $6,667 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	$-	$55,556
Convertible note dated December 16, 2015; non-interest bearing; convertible into shares of common stock at 50% of the market price on the date of conversion.	118,684	118,684
Convertible note dated March 10, 2016; interest of $3,333 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	9,363	-
Convertible note dated May 5, 2016; interest at 8% per annum; due May 5, 2017; convertible into shares of common stock at 65% of the lowest trading price 20 days prior to conversion.	46,625	-
Total convertible notes	174,672	174,240
Unamortized debt discount	(19,395)	(158,806)
Convertible notes, net of discount	155,277	15,434
Less current portion	(152,952)	-
Long-term portion	$2,325	$15,434

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature at inception is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount up to the face amount of the convertible notes with the remaining amount being charge as a financing cost. The debt discount is being amortized over the term of the convertible notes. The Company recognized additional interest expense of $277,439 and $15,434 during the years ended December 31, 2016 and 2015, respectively, related to the amortization of the debt discount.

A rollfoward of the convertible note from December 31, 2014 to December 31, 2016 is below:

Convertible notes, December 31, 2014	$-
Issued for cash	50,000
Accounts payable converted to convertible note	118,685
Issued for original issue discount	5,556
Debt discount related to new convertible notes	(174,241)
Amortization of debt discounts	15,434
Convertible notes, December 31, 2015	15,434
Issued for cash	77,500
Issued for original issue discount	8,028
Conversion to common stock	(85,096)
Debt discount related to new convertible notes	(138,028)
Amortization of debt discounts	277,439
Convertible notes, December 31, 2016	$155,277

NOTE 7 – DERIVATIVE LIABILITY

The convertible note discussed in Note 6 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2016 and 2015:

	2016	2015
Stock price	$0.0051	$0.141
Risk free rate	0.59%	0.64%
Volatility	325%	325%
Conversion/Exercise price	$0.0025 - 0.007	$0.07-0.085
Dividend rate	0%	0%
Terms (years)	0.1 to 0.7	0.8 to 1.7

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The following table represents the Company’s derivative liability activity for the years ended December 31, 2016 and 2015:

Derivative liability at December 31, 2014	$-
Derivative liability associated with new convertible note	305,325
Change in fair value of derivative liability during period	(2,745)
Derivative liability at December 31, 2015	302,580
Derivative liability associated with new convertible note	265,533
Change in fair value of derivative liability during period	(418,844)
Derivative liability at December 31, 2016	$149,269

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has two classes of stock, preferred stock and common stock. There are 10,000,000 shares of $.0001 par value preferred stock authorized, 500,000 of which were designated as 8% Convertible Preferred Stock as of May 7, 2015.

The 500,000 shares of 8% Convertible Preferred Stock have the following the designations, rights, and preferences:

●	The state value of each share is $4.00,

●	Holders of shares of 8% Convertible Preferred Stock do not have any voting rights,

●	The shares pay quarterly dividends in arrears at the rate of 8% per annum and on each conversion date. Subject to certain conditions, the dividends are payable at the Company’s option in cash or such dividends shall be accreted to, and increase, the outstanding stated value,

●	Each share is convertible into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment, and

●	The conversion price of the 8% Convertible Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of December 31, 2016.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company had 69,569,444 and 45,011,216 issued and outstanding shares as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company issued 24,558,228 shares for the conversion of $87,106 of convertible notes payable.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company issued 3,810,290 shares for services with a fair value of $7,731,493 and 500,000 shares for an extension of loan payment terms with a fair value of $1,360,907 for the year ended December 31, 2015. In addition, the Company also issued 25,000 shares for cash proceeds of $15,000.

NOTE 9 – STOCK-BASED COMPENSATION

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

The Company has estimated the value of common stock into which the options are exercisable at $4.00 per share for financial reporting purposes. This amount was determined based on the price the Company’s stock was sold for in past private placements, the minimum stock price required for listing on any Nasdaq market, and the amount also approximates a $85 million valuation for the entire Company, which is considered “micro-cap” by most equity analysts. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. When a majority of the stock options were granted, the Company’s common stock was not traded publicly, and no stock was traded in private markets either, except for privately negotiated sales to the founder and other private investors and the founder of the technology from which the Company subsequently licensed rights. The Company does not have any offers for purchase of its common stock in any stage, and no stock is currently registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value of stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $1,616,144 and $4,265,889 for the years ended December 31, 2016 and 2015, respectively, which were included in general and administrative expenses. As of December 31, 2016, there was $30,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized through September 2018.

The following is a summary of the outstanding options, as of December 31, 2016:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2014	5,888,583	4.00	$0.0001	2.5
Granted	425,667	2.52
Exercised	-
Forfeited/Expired	(511,000)
Outstanding, December 31, 2015	5,803,250	3.89	0.0001	1.5
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding, December 31, 2016	5,803,250	3.89	0.0001	0.5
Exercisable, December 31, 2016	5,777,000	3.89	0.0001	0.5

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Weighted average assumptions in the calculation of option value:

Risk-free interest rate	0.83%
Expected life of the options	4 years
Expected volatility	268%
Expected dividend yield	0%
Forfeiture rate	0%

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 5, 2014, the Company and Synergistic, a major shareholder of the Company, agreed to cancel 796,671 shares of the Company’s common stock owned by Synergistic and forgive certain indebtedness owed by the Company to Synergistic in the amount of $1,018,618. In addition, the Company entered into an oral agreement to amend the licensing agreement entered into between the Company and Synergistic (the “Licensing Agreement”) to reduce the total amount of reimbursable distribution and commercialization expenses due under the Licensing agreement by $585,181 to $29,414,819 and defer the date of certain payment obligations by the Company under the Licensing Agreement as follows:

(a)	$5,000,000 no later than December 31, 2015;

(b)	An additional $7,500,000 no later than December 31, 2016;

(c)	An additional $10,000,000 no later than December 31, 2017; and

(d)	An additional $6,914,819 no later than December 31, 2018.

No payments have been made to date.

On May 7, 2015, the Company and Synergistic agreed to amend the Licensing Agreement to eliminate the Company’s $29,414,819 funding requirements under Article 3 and replace it with a requirement to pay a license fee in the amount of $10,000 upon completion and acceptance of each installation of the software at a location for each affiliate or subsidiary of the Company and the sum of $10,000 on each anniversary after each such installation during the period of time in which the software is used at such location. In addition, the Company will be responsible for the reasonable installation costs incurred by Synergistic in connection with the installation and setup of the software as required by the Company. The license fee may be paid in cash or the Company’s common stock. In addition, the Licensing Agreement was amended to delete the Company’s exclusive rights under such agreement.

At December 31, 2016 and 2015, advances from related party were $403,092 and $243,799, respectively. These advances are non-interest bearing and payable upon demand.

NOTE 11 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2016, the Company had a loss and for the period April 29, 2008 (date of inception) through December 31, 2016. The net operating losses resulting from operating activities result in deferred tax assets of approximately $23,552,000 at the effective statutory rates which will expire by the year 2033. The deferred tax asset has been offset by an equal valuation allowance. There are no current or deferred income tax expense or benefit recognized for the years ended December 31, 2016 and 2015.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Federal statutory rates	$786,859	$(5,074,386)
State income taxes, net of federal effect	118,376	(763,397)
Gain on discontinued operations	(1,658,314)	-
Other permanent differences	(2,296)	88,259
Valuation allowance against net deferred tax assets	755,375	5,749,524
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2016 and 2015 is as follows:

	2016	2015

Deferred income tax assets:
Net operation loss carryforwards	1,618,174	1,494,954
Property, equipment and intangibles	1,635,587	1,635,587
Share-based compensation	20,015,035	19,382,880
Book to tax differences for allowance for uncollectible accounts	283,658	283,658
Total deferred income tax assets	23,552,454	22,797,079
Less: valuation allowance	(23,552,454)	(22,797,079)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $755,375 and $5,749,524 in 2016 and 2015, respectively, as a result of the Company’s generating additional net operating losses.

The Company has recorded as of December 31, 2016 and 2015 a valuation allowance of $23,552,454 and $22,797,079, respectively; as management believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2016.

The Company has net operating loss carry-forwards of approximately $3,900,000. Such amounts are subject to IRS code section 382 limitations and begin to expire in 2033. The 2015 and 2016 tax years are still subject to audit.

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 11, 2013, the Company entered into a stock purchase agreement with Behavioral Health Care Associates, Ltd. (“BHCA”) to purchase 100% of the issued and outstanding share of BHCA common stock for $4,550,000. The purchase price was to be paid in installments over a period of approximately 24 months. The Company originally recorded the purchase of BHCA on November 11, 2013 and began consolidating the operating results of BHCA from that date. The Company never made any of the required installment payments in accordance with the stock purchase agreement and the stock of BHCA was never transferred to the Company. As a result, the Company has determined that the financial statements of BHCA should have never been consolidated with those of the Company since the Company was never able to take control of BHCA due to non-payment of the purchase price. The prior year financial statements have been restated to remove BHCA from the consolidated financial statements of the Company.

The following tables present the restated financial statements as of and for the year ended December 31, 2015. All the adjustments are a result of removing BHCA from the Company’s consolidated financial statements.

ACCELERA INNOVATIONS, INC.

BALANCE SHEET

AS OF DECEMBER 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated

ASSETS

Current Assets:
Cash	$474,564	$(474,564)	$0
Prepaid expenses	29,793	0	29,793
Total current assets	504,357	(474,564)	29,793

Property and equipment, net	8,889	0	8,889
Security deposit	1,805	0	1,805

TOTAL ASSETS	$515,051	$(474,564)	$40,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$0	$6,624	$6,624
Short-term note payable	901,521	0	901,521
Subordinated unsecured note payable	4,550,000	(4,550,000)	0
Advanced from related party	243,799	0	243,799
Accounts payable	474,510	(65,591)	408,919
Accrued expenses	427,764	(105,183)	322,581
Derivative liability	302,580	0	302,580
Total current liabilities	6,900,174	(4,714,150)	2,186,024

Convertible note	15,434	0	15,434

TOTAL LIABILITIES	6,915,608	(4,714,150)	2,201,458

STOCKHOLDERS’ DEFICIT
Preferred stock	20	0	20
Common stock	4,501	0	4,501
Additional paid-in capital	57,522,043	0	57,522,043
Accumulated deficit	(63,927,121)	4,239,586	(59,687,535)
Total stockholders’ deficit	(6,400,557)	4,239,586	(2,160,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$515,051	$(474,564)	$40,487

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated

Revenues	$3,623,131	$(2,489,416)	$1,133,715
Cost of revenues	1,856,401	(1,698,690)	157,711
Gross profit	1,766,730	(790,726)	976,004

Operating expenses:
General and administrative expenses	14,892,236	(899,715)	13,992,521
Total operating expenses	14,892,236	(899,715)	13,992,521
Loss from operations	(13,125,506)	108,989	(13,016,517)

Other income (expense)
Interest expense and financing costs	(1,801,903)	0	(1,801,903)
Change in fair value of derivative liability	2,745	0	2,745
Total other income (expenses)	(1,799,158)	0	(1,799,158)

Loss before provision for taxes	(14,924,664)	108,989	(14,815,675)

Provision for income taxes	0	0	0

Net loss	$(14,924,664)	$108,989	$(14,815,675)

Preferred stock dividend	41,413	0	41,413

Net loss attributed to common stockholders	$(14,966,077)	$108,989	$(14,857,088)

Weighted average shares outstanding - basic and diluted	42,919,132	0	42,919,132

Loss per share - basic and diluted	$(0.35)	$0.00	$(0.35)

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$(14,924,664)	$108,989	$(14,815,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,259	0	1,259
Stock options expense	4,265,889	0	4,265,889
Shares issued for services	7,731,493	0	7,731,493
Shares issued for extending loan payment terms	1,437,487	0	1,437,487
Amortization of debt discount	15,434	0	15,434
Change in fair value of derivative liability	(2,745)	0	(2,745)
Financing costs associated with convertible note	136,640	0	136,640
Offering cost for preferred stock subscription	141,430	0	141,430
Change in current assets and liabilities:		0
Accounts receivable	605,796	(452,318)	153,478
Prepaid expenses and current assets	(23,767)	0	(23,767)
Accounts payable	385,821	(65,591)	320,230
Accrued expenses	200,708	(5,721)	194,987
Net cash used in operating activities	(29,219)	(414,641)	(443,860)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,767)	0	(3,767)
Net cash used in investing activities	(3,767)	0	(3,767)

FINANCING ACTIVITIES:
Proceeds from the sale of stock	15,000	0	15,000
Proceeds from convertible notes	50,000	0	50,000
Proceeds from notes payable	250,000	0	250,000
Payment on notes payable	(74,301)	0	(74,301)
Cash overdraft	0	(5,061)	(5,061)
Advances from (payments to) related parties	211,989	0	211,989
Net cash provided by financing activities	452,688	(5,061)	447,627

NET INCREASE (DECREASE) IN CASH	419,702	(419,702)	0

CASH, BEGINNING BALANCE	54,862	(54,862)	0

CASH, ENDING BALANCE	$474,564	$(474,564)	$0

CASH PAID FOR:
Interest	$0	$0	$0
Income taxes	$0	$0	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes and accrued interest converted to common stock	$0	$0	$0
Convertible note issued for liabilities	$118,685	$0	$118,685

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed events between December 31, 2016 and April 14, 2017 and no significant events were identified.

