Form 10-Q
period 2017-03-31
ACCELERA INNOVATIONS, INC.
filed 2017-05-18
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 78,158,673 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2017.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$-	$-
Accounts receivable, net	2,750	2,750
Prepaid expenses and other current assets	-	-
Total current assets	2,750	2,750

Property and equipment, net	6,389	6,889
TOTAL ASSETS	$9,139	$9,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Short-term notes payable	$886,166	$886,166
Advances from related party	403,092	403,092
Accounts payable	465,379	465,379
Accrued expenses	366,082	333,471
Convertible note, net of discount of $4,219 and $19,395	161,090	155,277
Derivative liability	160,206	149,269
Total current liabilities	2,442,015	2,392,654

Commitment and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	20
Common stock, $0.0001 par value, 100,000,000 shares authorized, 78,158,673 and 69,569,444 shares issued and outstanding at March 31, 2017 and December 31, 2016	7,816	6,957
Additional paid-in capital	59,247,616	59,222,837
Accumulated deficit	(61,688,328)	(61,612,829)
Total stockholders’ deficit	(2,432,876)	(2,383,015)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,139	$9,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
		(restated)
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	48,000	705,160
Total operating expenses	48,000	705,160
Loss from operations	(48,000)	(705,160)

Other income (expense)
Interest expense and financing costs	(16,563)	(90,476)
Change in fair value of derivative liability	(10,936)	53,537
Total other income (expenses)	(27,499)	(36,939)

Loss before provision for taxes	(75,499)	(742,099)

Provision for income taxes	-	-

Net loss	$(75,499)	$(742,099)

Preferred stock dividend	15,660	15,834

Net loss attributed to common stockholders	$(91,159)	$(757,933)

Weighted average shares outstanding - basic and diluted	77,069,938	45,140,337

Loss per share - basic and diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
		(restated)
OPERATING ACTIVITIES:
Net loss	$(75,499)	$(742,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	500
Stock options expense	7,500	613,644
Amortization of debt discount	15,176	60,913
Change in fair value of derivative liability	10,937	(53,537)
Financing costs associated with convertible note	-	19,562
Change in current assets and liabilities:
Accounts payable	-	(14,783)
Accrued expenses	41,386	10,001
Net cash used in operating activities	-	(105,799)

FINANCING ACTIVITIES:
Proceeds from convertible notes	-	25,000
Payment on notes payable	-	(15,700)
Cash overdraft	-	(382)
Advances from (payments to) related parties	-	96,881
Net cash provided by financing activities	-	105,799

NET DECREASE IN CASH	-	-

CASH, BEGINNING BALANCE	-	-

CASH, ENDING BALANCE	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes and accrued interest converted to common stock	$18,138	$24,000

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of March 31, 2017 and December 31, 2016, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

ACCOUNTS RECEIVABLE – Accounts receivable are recorded at estimated value, net of allowance for doubtful accounts. Accounts receivable are not interest bearing. The allowance for doubtful accounts is based upon management’s best estimate and past collection experience. For most accounts greater than 180 days, the Company carries a 100% allowance. Uncollectible accounts are charged off when all reasonable efforts to collect the accounts have been exhausted.

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

DERIVATIVE FINANCIAL INSTRUMENTS — The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017 and December 31, 2016, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common stock.

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

REVENUE RECOGNITION - Revenue related to services and administrative support services is recognized ratably at the time services have been performed and pre-approved by payer. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed because the Company’s revenue policies meet the following four criteria in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S25, Revenue Recognition : Overall, (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 8):

		Fair Value Measurements at
	Fair Value	March 31, 2017
	As of	Using Fair Value Hierarchy
Description	March 31, 2017	Level 1	Level 2	Level 3
Derivative liability - conversion feature	$160,206	$-	160,206	-

Total	$160,206	$-	160,206	-

		Fair Value Measurements at
	Fair Value	December 31, 2016
	As of	Using Fair Value Hierarchy
Description	December 31, 2016	Level 1	Level 2	Level 3
Derivative liability - conversion feature	$149,269	$-	149,269	-

Total	$149,269	$-	149,269	-

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business . The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of ASU 2017-01 on its financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-16 on its financial statements.

In August 2016, the FASB issued ASU 2016-15 , Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments . ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-15 on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting . ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-09 on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2016-02 on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-15 on its financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers . ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on its financial statements and disclosures.

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

NOTE 3 - BALANCE SHEET INFORMATION

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016

Furniture and fixtures	$3,940	$3,940
Office equipment	5,641	5,641
	9,581	9,581
Less accumulated depreciation	(3,192)	(2,692)
Property and equipment, net	$6,389	$6,889

Depreciation expense for the three months ended March 31, 2017 and 2015 was $500 and $500, respectively.

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss for the three months ended March 31, 2017 and the year ended December 31, 2016 of $75,499 and $1,925,294, respectively, and had an accumulated deficit of $61,688,328 as of March 31, 2017. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 5 - SHORT-TERM NOTES PAYABLES

Short-term notes payable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016

At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	525,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	16,659	16,659
	$886,166	$886,166

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

NOTE 6 - CONVERTIBLE NOTES

Convertible notes at March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Convertible note dated December 16, 2015; non-interest bearing; convertible into shares of common stock at 50% of the market price on the date of conversion.	118,684	118,684
Convertible note dated March 10, 2016; interest of $3,333 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	-	9,363
Convertible note dated May 5, 2016; interest at 8% per annum; due May 5, 2017; convertible into shares of common stock at 65% of the lowest trading price 20 days prior to conversion.	46,625	46,625
Total convertible notes	165,309	174,672
Unamortized debt discount	(4,219)	(19,395)
Convertible notes, net of discount	$161,090	$155,277

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount up to the face amount of the convertible notes with the remaining amount being charge as a financing cost. The debt discount is being amortized over the term of the convertible notes. The Company recognized additional interest expense of $15,176 during the three months ended March 31, 2017 related to the amortization of the debt discount.

A rollfoward of the convertible note from December 31, 2016 to March 31, 2017 is below:

Convertible notes, December 31, 2016	$155,277
Conversion to common stock	(9,363)
Amortization of debt discounts	15,176
Convertible notes, March 31, 2017	$161,090

NOTE 7 - DERIVATIVE LIABILITY

The convertible note discussed in Note 6 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Stock price	$0.0039	$0.0051
Risk free rate	0.59%	0.59%
Volatility	325%	325%
Conversion/Exercise price	$0.0020 - 0.0024	$0.0025 - 0.007
Dividend rate	0%	0%
Terms (years)	0.1 to 0.4	0.1 to 0.7

The following table represents the Company’s derivative liability activity for the period ended March 31, 2017:

Derivative liability at December 31, 2016	$149,269
Change in fair value of derivative liability during period	10,937
Derivative liability at March 31, 2017	$160,206

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 78,158,673 and 69,569,444 issued and outstanding shares as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, the Company issued 8,589,229 shares for the conversion of $9,363 and $8,775 of convertible notes payable and accrued interest, respectively.

NOTE 9 - STOCK-BASED COMPENSATION

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $7,500 and $613,644 for the three months ended March 31, 2017 and 2016, respectively, which were included in general and administrative expenses. As of March 31, 2017, there was $22,500 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 0.75 years.

The following is a summary of the outstanding options, as of March 31, 2017:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2016	5,803,250	3.89	0.0001	0.5
Granted	-
Exercised	-
Forfeited/Expires	-
Outstanding, March 31, 2017	5,803,250	3.89	0.0001	0.3
Exercisable, March 31, 2017	5,780,750	3.89	0.0001	0.3

NOTE 10 - RELATED PARTY TRANSACTIONS

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

At March 31, 2017 and December 31, 2016, advances from related party was $403,092 and $403,092, respectively. These advances are non-interest bearing and payable upon demand.

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The following tables present the restated financial statements for the three months ended March 31, 2015. All the adjustments are a result of removing BHCA from the Company’s consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017

	As Originally	Amount of
	Presented	Restatement	As Restated

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative expenses	705,160	-	705,160
Total operating expenses	705,160	-	705,160
Loss from operations	(705,160)	-	(705,160)

Other income (expense)
Interest expense and financing costs	(90,476)	-	(90,476)
Change in fair value of derivative liability	53,537	-	53,537
Total other income (expenses)	(36,939)	-	(36,939)

Loss before provision for taxes	(742,099)	-	(742,099)

Provision for income taxes	-	-	-

Net loss from continuing operations	(742,099)	$-	$(742,099)

Discontinued operations, net of tax
Gain from disposal of discontinued operation	4,239,585	(4,239,585)	-

Net income (loss)	$3,497,486	(4,239,585)	(742,099)

Preferred stock dividend	15,834	-	15,834

Net loss attributed to common stockholders	$3,481,652	$(4,239,585)	$(757,933)

Weighted average shares outstanding - basic and diluted	45,140,337	-	45,140,337

Loss per share - basic and diluted	$0.08	$(0.09)	$(0.02)

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017

	As Originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net income (loss)	$3,497,486	$(4,239,585)	$(742,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on discontinued operations	(4,239,585)	4,239,585	-
Depreciation	500	-	500
Stock options expense	613,644	-	613,644
Amortization of debt discount	60,913	-	60,913
Change in fair value of derivative liability	(53,537)	-	(53,537)
Financing costs associated with convertible note	19,562	-	19,562
Change in current assets and liabilities:
Accounts payable	(14,783)	-	(14,783)
Accrued expenses	10,001	-	10,001
Net cash used in operating activities	(105,799)	-	(105,799)

INVESTING ACTIVITIES:
Cash retained by discontinued operation	(481,188)	481,188	-
Net cash used in investing activities	(481,188)	481,188	-

FINANCING ACTIVITIES:
Proceeds from convertible notes	25,000	-	25,000
Payment on notes payable	(15,700)	-	(15,700)
Cash overdraft	6,242	(6,624)	(382)
Advances from (payments to) related parties	96,881	-	96,881
Net cash provided by financing activities	112,423	(6,624)	105,799

NET INCREASE (DECREASE) IN CASH	(474,564)	474,564	-

CASH, BEGINNING BALANCE	474,564	(474,564)	-

CASH, ENDING BALANCE	$-	$-	$-

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes and accrued interest converted to common stock	$24,000	$-	$24,000

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

Because we had a cash of $0 at March 31, 2017, which is insufficient to fund our operations and an accumulated deficit $61,688,328 there is substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Recent Developments

On April 1, 2017, James Millikan retired as our Chief Operating Officer.

On April 20, 2017, John Wallin, acting CEO and CFO retired and submitted his resignation. Geoffrey Thompson, current Chairman of the Board became the interim CEO and CFO. Cynthia Boerum, current Chief Strategic Officer became the interim COO.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The following is a summary of the Company’s operational results for the three and three months ended March 31, 2017 and 2016:

	Three Months Ended		Dollar	Percentage
	March 31, 2017	March 31, 2016	Change	Change
Revenue	$-	$-	$-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Total operating expenses	48,000	705,160	(657,160)	-93.2%
Other expense	(27,499)	(36,939)	9,440	-25.6%
Net loss	(75,499)	(742,099)	666,600	-89.8%

Revenue

We had no revenue for the three months ended March 31, 2017 and 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 decreased by $657,160 to $48,000, compared to $705,160 during the same period in 2016. The decrease is principally a result of lower stock option expense in 2017.

Other Expenses

Total other expenses for the three months ended March 31, 2017 decreased by $9,440 to $27,499, compared to $36,939 during the same period in 2015. The decrease is due to lower interest expense and financing costs for the three months ended March 31, 2017 as a result of a decrease in the amortization of debt discounts in 2017offset by a loss related to the change in the value of our derivative liability compared gain during the same period in 2016.

Net loss

The net loss for the three months ended March 31, 2017 was $75,499, a decrease of $666,600 compared to $742,099 during the same period in 2016, as a result of factors described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2017, our working capital deficit amounted to $2,439,265, an increase of $49,361 as compared to working capital deficit of $2,389,904 as of December 31, 2016. This increase is primarily a result of an increase in accrued expenses. Our working capital deficit at March 31, 2017 included current assets of $2,750 offset by current liabilities of $2,442,015.

Net cash used in operating activities was $0 during the three months ended March 31, 2017 compared to $105,799 in the same period in 2016. The decrease in cash used in operating activities is primarily attributable a reduction in the operations for 2017.

Net cash used in investing activities during the three months ended March 31, 2017 was $0 compared to $0 in the same period in 2016.

Net cash provided by financing activities during the three months ended March 31, 2017 was $0 compared to $105,799 in the same period in 2016. The decrease is primarily a result of a decrease in the proceeds from convertible notes payable and advances from related parties in 2017.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss of $75,499 and at March 31, 2017, a working capital deficit, stockholders’ deficit and accumulated deficit of $2,439,265, $2,432,876 and $61,688,328, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Principles of Consolidation

We operate companies in the personal health care industry. We operate out of one service center serving the Chicago, Illinois area. The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary SCI., Significant intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates in the Preparation of Financial Statements

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

The specific material weaknesses identified by our management relate to limited resources and our inadequate number of personnel to allow for proper segregation of duties and the requisite internal controls and application of GAAP. Geoffrey Thompson functions as our Chief Executive Officer and Chief Financial Officer and as such, has not established adequate processes and channels of communication to provide the timely and accurate flow of information to others. This weakness in internal controls has prevented the timely recording of company transactions and execution of reliable financial closing procedures. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributes to insufficient oversight of our accounting and audit functions. Also, certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2017
ACCELERA INNOVATIONS, INC.

	By:	/s/ Geoffrey Thompson
Geoffrey Thompson
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

