Form 10-Q
period 2017-09-30
ACCELERA INNOVATIONS, INC.
filed 2017-11-01
CIK 1444144

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 81,407,673 shares of common stock, par value $.0001 per share, outstanding as of October 25, 2017.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016

ASSETS

Current Assets:
Cash	$-	$-
Accounts receivable, net	-	2,750
Total current assets	-	2,750

Property and equipment, net	5,389	6,889
TOTAL ASSETS	$5,389	$9,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$886,166	$886,166
Advances from related party	466,342	403,092
Accounts payable	478,390	465,379
Accrued expenses	328,296	333,471
Convertible note, net of discount of $0 and $19,395	165,309	155,277
Derivative liability	162,576	149,269
Total current liabilities	2,487,079	2,392,654

CommitmentS and contingencies (Note 12)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
8% convertible preferred stock, 500,000 shares authorized 198,473 shares issued and outstanding; $4.00 stated value	20	20
Common stock, $0.0001 par value, 100,000,000 shares authorized, 81,407,673 and 69,569,444 shares issued and outstanding at September 30, 2017 and December 31, 2016	8,140	6,957
Additional paid-in capital	59,262,292	59,222,837
Accumulated deficit	(61,752,142)	(61,612,829)
Total stockholders' deficit	(2,481,690)	(2,383,015)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,389	$9,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(restated)		(restated)
Revenues	$-	$1,500	$-	$1,500
Cost of revenues	-	-	-	-
Gross profit	-	1,500	-	1,500

Operating expenses:
General and administrative expenses	20,838	359,061	103,013	1,480,280
Total operating expenses	20,838	359,061	103,013	1,480,280
Loss from operations	(20,838)	(357,561)	(103,013)	(1,478,780)

Other income (expense)
Interest expense and financing costs	(1,111)	(82,980)	(22,993)	(369,150)
Change in fair value of derivative liability	5,491	253,773	(13,307)	346,695
Total other income (expenses)	4,380	170,793	(36,300)	(22,455)

Loss before provision for taxes	(16,458)	(186,768)	(139,313)	(1,501,235)

Provision for income taxes	-	-	-	-

Net loss	$(16,458)	$(186,768)	$(139,313)	$(1,501,235)

Preferred stock dividend	16,008	15,834	47,503	47,503

Net loss attributed to common stockholders	$(32,466)	$(202,602)	$(186,816)	$(1,548,738)

Weighted average shares outstanding - basic and diluted	81,407,673	47,206,868	79,657,577	46,372,530

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
		(restated)
OPERATING ACTIVITIES:
Net loss	$(139,313)	$(1,501,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,500	1,500
Stock options expense	22,500	1,228,644
Amortization of debt discount	19,395	203,231
Change in fair value of derivative liability	13,307	(346,695)
Financing costs associated with convertible note	-	135,533
Change in current assets and liabilities:
Accounts receivable	2,750	(1,500)
Prepaid expenses and other current assets	-	150
Accounts payable	13,011	49,122
Accrued expenses	3,600	13,577
Net cash used in operating activities	(63,250)	(217,673)

FINANCING ACTIVITIES:
Proceeds from convertible notes	-	77,500
Payment on notes payable	-	(18,600)
Cash overdraft	-	(520)
Advances from (payments to) related parties	63,250	159,293
Net cash provided by financing activities	63,250	217,673

NET DECREASE IN CASH	-	-

CASH, BEGINNING BALANCE	-	-

CASH, ENDING BALANCE	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes and accrued interest converted to common stock	$18,138	$41,244

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Company operates companies in the personal health care industry. The Company operates out of one service center serving the Chicago, Illinois area. The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary SCI, Significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of September 30, 2017 and December 31, 2016, respectively. The Company has not suffered any credit issues when deposits have exceeded the amount of insurance provided for such deposits.

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

DERIVATIVE FINANCIAL INSTRUMENTS — The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017 and December 31, 2016, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes due to the conversion price being a percentage of the market price of the Company’s common stock.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the Company identified the following liability that is required to be presented on the balance sheet at fair value (see Note 8):

	Fair Value	Fair Value Measurements at
	As of	September 30, 2017
Description	September 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$162,576	$-	162,576	-

Total	$162,576	$-	162,576	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$149,269	$-	149,269	-

Total	$149,269	$-	149,269	-

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

NOTE 3 - BALANCE SHEET INFORMATION

PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016

Furniture and fixtures	$3,940	$3,940
Office equipment	5,641	5,641
	9,581	9,581
Less accumulated depreciation	(4,192)	(2,692)
Property and equipment, net	$5,389	$6,889

Depreciation expense for the nine months ended September 30, 2017 and 2015 was $1,500 and $1,500, respectively.

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss for the nine months ended September 30, 2017 and the year ended December 31, 2016 of $139,313 and $1,925,294, respectively, and had an accumulated deficit of $61,752,142 as of September 30, 2017. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to add profitable operating companies and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 5 - SHORT-TERM NOTES PAYABLES

Short-term notes payable at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
At Home and All Staffing acquisition note payable (1)	344,507	344,507
AOK Property Investments (2)	525,000	525,000
Note dated May 28, 2015 for $35,000; daily payment of $184.73 for 252 days	16,659	16,659
	$886,166	$886,166

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

NOTE 6 - CONVERTIBLE NOTES

Convertible notes at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Convertible note dated December 16, 2015; non-interest bearing; convertible into shares of common stock at 50% of the market price on the date of conversion.	118,684	118,684
Convertible note dated March 10, 2016; interest of $3,333 due after 90 days; due August 28, 2017; convertible into shares of common stock at the lesser of $1.00 or 60% of the lowest trading price 25 days prior to conversion.	-	9,363
Convertible note dated May 5, 2016; interest at 8% per annum; due May 5, 2017; convertible into shares of common stock at 65% of the lowest trading price 20 days prior to conversion.	46,625	46,625
Total convertible notes	165,309	174,672
Unamortized debt discount	-	(19,395)
Convertible notes, net of discount	$165,309	$155,277

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature at inception is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount up to the face amount of the convertible notes with the remaining amount being charge as a financing cost. The debt discount is being amortized over the term of the convertible notes. The Company recognized additional interest expense of $19,395 and $203,231 during the nine months ended September 30, 2017 and 2016, respectively, related to the amortization of the debt discount.

A rollfoward of the convertible note from December 31, 2016 to September 30, 2017 is below:

Convertible notes, December 31, 2016	$155,277
Conversion to common stock	(9,363)
Amortization of debt discounts	19,395
Convertible notes, September 30, 2017	$165,309

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

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Stock price	$0.0038	$0.0051
Risk free rate	0.59%	0.59%
Volatility	325%	325%
Conversion/Exercise price	$ 0.0019 - 0.0021	$ 0.0025 - 0.007
Dividend rate	0%	0%
Terms (years)	0.1	0.1 to 0.7

The following table represents the Company’s derivative liability activity for the period ended September 30, 2017:

Derivative liability at December 31, 2016	$149,269
Change in fair value of derivative liability during period	13,307
Derivative liability at September 30, 2017	$162,576

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

There were 198,473 shares of 8% Convertible Preferred Stock issued and outstanding as of September 30, 2017 and December 31, 2016.

There are 100,000,000 shares of $.0001 par value common shares authorized. The Company has 81,407,673 and 69,569,444 issued and outstanding shares as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company issued 8,589,229 shares for the conversion of $9,363 and $8,775 of convertible notes payable and accrued interest, respectively. In addition, the Company also issued 3,249,000 shares for the exercise of stock options.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would not result in material differences in stock option valuations. The Company recognized stock-based compensation expense of $22,500 and $1,228,644 for the nine months ended September 30, 2017 and 2016, respectively, which were included in general and administrative expenses. As of September 30, 2017, there was $7,500 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vested period of approximately 0.25 years.

The following is a summary of the outstanding options, as of September 30, 2017:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Options	Intrinsic	Exercise	Contractual
	Outstanding	Value	Price	Life
Outstanding, December 31, 2016	5,803,250	3.89	0.0001	0.5
Granted	-
Exercised	(3,249,000)
Forfeited/Expires	-
Outstanding, September 30, 2017	2,554,250	3.89	0.0001	1.70
Exercisable, September 30, 2017	2,554,250	3.89	0.0001	1.70

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

At September 30, 2017 and December 31, 2016, advances from related party was $466,342 and $403,092, respectively. These advances are non-interest bearing and payable upon demand.

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

The following tables present the restated financial statements for the nine months ended September 30, 2015. All the adjustments are a result of removing BHCA from the Company’s consolidated financial statements.

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated

Revenues	$1,500	$0	$1,500
Cost of revenues	0	0	0
Gross profit	1,500	0	1,500

Operating expenses:
General and administrative expenses	1,480,280	0	1,480,280
Total operating expenses	1,480,280	0	1,480,280
Loss from operations	(1,478,780)	0	(1,478,780)

Other income (expense)
Interest expense and financing costs	(369,150)	0	(369,150)
Change in fair value of derivative liability	346,695	0	346,695
Total other income (expenses)	(22,455)	0	(22,455)

Loss before provision for taxes	(1,501,235)	0	(1,501,235)

Provision for income taxes	0	0	0

Net loss from continuing operations	(1,501,235)	$0	$(1,501,235)

Discontinued operations, net of tax
Gain from disposal of discontinued operation	4,239,585	(4,239,585)	0

Net income (loss)	$2,738,350	(4,239,585)	(1,501,235)

Preferred stock dividend	47,503	0	47,503

Net loss attributed to common stockholders	$2,690,847	$(4,239,585)	$(1,548,738)

Weighted average shares outstanding - basic and diluted	46,372,530	0	46,372,530

ACCELERA INNOVATIONS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
OPERATING ACTIVITIES:
Net income (loss)	$2,738,350	$(4,239,585)	$(1,501,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on discontinued operations	(4,239,585)	4,239,585	0
Depreciation	1,500	0	1,500
Stock options expense	1,228,644	0	1,228,644
Amortization of debt discount	203,231	0	203,231
Change in fair value of derivative liability	(346,695)	0	(346,695)
Financing costs associated with convertible note	135,533	0	135,533
Change in current assets and liabilities:
Accounts receivable	(1,500)	0	(1,500)
Prepaid expenses and other current assets	150	0	150
Accounts payable	49,122	0	49,122
Accrued expenses	13,577	0	13,577
Net cash used in operating activities	(217,673)	0	(217,673)

INVESTING ACTIVITIES:
Cash retained by discontinued operation	(481,188)	481,188	0
Net cash used in investing activities	(481,188)	481,188	0

FINANCING ACTIVITIES:
Proceeds from convertible notes	77,500	0	77,500
Payment on notes payable	(18,600)	0	(18,600)
Cash overdraft	6,104	(6,624)	(520)
Advances from (payments to) related parties	159,293	0	159,293
Net cash provided by financing activities	224,297	(6,624)	217,673

NET INCREASE (DECREASE) IN CASH	(474,564)	474,564	0

CASH, BEGINNING BALANCE	474,564	(474,564)	0

CASH, ENDING BALANCE	$0	$0	$0

CASH PAID FOR:
Interest	$0	$0	$0
Income taxes	$0	$0	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes and accrued interest converted to common stock	$41,244	$0	$41,244

NOTE 12 – COMMITMENTS AND CONTINGENCIES

LG Capital Funding, LLC (“LG”) loaned approximately $50,000 on May 5, 2016 which is currently in default. LG filed a lawsuit in U.S. District Court Eastern District in New York. The parties are attempting to settle the matter and settlement negotiations have been going on for the past few weeks. On September 15, 2017, LG filed a default judgement in US District Court Eastern District in New York. Accelera attorneys are attempting to settle the matter.

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

Because we had a cash of $0 at September 30, 2017, which is insufficient to fund our operations and an accumulated deficit $61,688,328 there is substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.

Recent Developments

On April 1, 2017, James Millikan retired as our Chief Operating Officer.

On April 20, 2017, John Wallin, acting CEO and CFO retired and submitted his resignation. Geoffrey Thompson, current Chairman of the Board became the interim CEO and CFO. Cynthia Boerum, current Chief Strategic Officer became the interim COO.

On September 29, 2017 the SEC filed a complaint against Accelera Innovations; which included Geoffrey Thompson and John Wallin regarding recognition of revenue, an 8K was filed.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The following is a summary of the Company’s operational results for the three and nine months ended September 30, 2017 and 2016:

			Dollar	Percentage
	September 30, 2017	September 30, 2016	Change	Change
Revenue	$-	$1,500	$(1,500)	-100.0%
Cost of revenue	-	-	-	-
Gross profit	-	1,500	(1,500)	-100.0%
Total operating expenses	20,838	359,061	(338,223)	-94.2%
Other expense	4,380	170,793	(166,413)	-97.4%
Net loss	(16,458)	(186,768)	170,310	-91.2%

Revenue

We had revenue for the three months ended September 30, 2017 and 2016 of $0 and $1,500, respectively.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 decreased by $338,223 to $20,838, compared to $359,061 during the same period in 2016. The decrease is principally a result of lower stock option expense in 2017.

Other Expenses

Total other expenses for the three months ended September 30, 2017 decreased by $166,413 to $4,380, compared to $170,793 during the same period in 2016. The decrease is due to lower interest expense and financing costs for the three months ended September 30, 2017 as a result of a decrease in the amortization of debt discounts in 2017offset by a loss related to the change in the value of our derivative liability compared gain during the same period in 2016.

Net loss

The net loss for the three months ended September 30, 2017 was $16,458, a decrease of $170,310 compared to $186,768 during the same period in 2016, as a result of factors described above.

	Nine Months Ended		Dollar	Percentage
	September 30, 2017	September 30, 2016	Change	Change
Revenue	$-	$1,500	$(1,500)	-100.0%
Cost of revenue	-	-	-	-
Gross profit	-	1,500	(1,500)	-100.0%
Total operating expenses	103,013	1,480,280	(1,377,267)	-93.0%
Other expense	(36,300)	(22,455)	(13,845)	61.7%
Net loss	(139,313)	(1,501,235)	1,361,922	-90.7%

Revenue

We had revenue for the nine months ended September 30, 2017 and 2016 of $0 and $1,500, respectively.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2017 decreased by $1,377,267 to $103,013, compared to $1,480,280 during the same period in 2016. The decrease is principally a result of lower stock option expense in 2017.

Other Expenses

Total other expenses for the nine months ended September 30, 2017 increased by $13,845 to $36,300, compared to $22,455 during the same period in 2016. The increase is due to lower interest expense and financing costs for the nine months ended September 30, 2017 as a result of a decrease in the amortization of debt discounts in 2017 offset by a loss related to the change in the value of our derivative liability compared gain during the same period in 2016.

Net loss

The net loss for the nine months ended September 30, 2017 was $139,313, a decrease of $1,361,922 compared to $1,501,235 during the same period in 2016, as a result of factors described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2017, our working capital deficit amounted to $2,487,079, an increase of $97,175 as compared to working capital deficit of $2,389,904 as of December 31, 2016. This increase is primarily a result of an increase in advances from related party.

Net cash used in operating activities was $63,250 during the nine months ended September 30, 2017 compared to $217,673 in the same period in 2016. The decrease in cash used in operating activities is primarily attributable a reduction in the operations for 2017.

Net cash used in investing activities during the nine months ended September 30, 2017 was $0 compared to $0 in the same period in 2016.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $63,250 compared to $217,673 in the same period in 2016. The decrease is primarily a result of a decrease in the proceeds from convertible notes payable and advances from related parties in 2017.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss of $139,313 and at September 30, 2017, a working capital deficit, stockholders’ deficit and accumulated deficit of $2,487,079, $2,481,690 and $61,752,142, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate positive cash flow. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

LG Capital Funding, LLC (“LG”) loaned approximately $50,000 on May 5, 2016 which is currently in default. LG filed a lawsuit in U.S. District Court Eastern District in New York. The parties are attempting to settle the matter and settlement negotiations have been going on for the past few weeks. On September 15, 2017, LG filed a default judgement in US District Court Eastern District in New York. Accelera attorneys are attempting to settle the matter.

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

Dated: November 1, 2017

ACCELERA INNOVATIONS, INC.

	By:	/s/ Geoffrey Thompson
Geoffrey Thompson
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

